Form 10-K
period 2007-12-31
INTERNET BRANDS, INC.
filed 2008-03-12
CIK 1080131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-33797

INTERNET BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4711621 (I.R.S. Employer Identification No.)

909 North Sepulveda Blvd., 11th Floor
El Segundo, CA 90245
(Address of principal executive offices)

Registrant's telephone number, including area code: (310) 280-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (par value $0.001 per share)	NASDAQ Global Market

         Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007 is not determinable, as shares of the registrant were not publicly traded as of that date. The aggregate market value on March 11, 2008 of the voting stock of the registrant held by non-affiliates was approximately $186,384,479, based on the closing stock price as reported by the Nasdaq Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares outstanding of the registrant's Class A common stock and Class B common stock as of March 11, 2008 was 40,487,701 and 3,025,000, respectively.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (incorporated into Part III).

INTERNET BRANDS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.    BUSINESS

Overview

        We are an Internet media company that builds, acquires, and enhances branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. We operate a rapidly growing network of websites, currently grouped into three vertical categories: automotive, travel and leisure, and home-related. We operate 50 websites that received more than 100,000 unique visitors during the month of December 2007, which are hereafter referred to as "principal websites." Our websites are focused on facilitating the research of high-value or specialty products, enabling us to sell targeted advertising.

        Throughout this report, we use Google analytics measurement services to report Internet audience metrics, except in certain cases prior to 2007 where Google analytics data is unavailable and internal reporting is used and indicated as "estimated." The measurement term "monthly unique visitors" refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. The term "monthly visitors" is defined as the total number of user-initiated sessions with our websites within a month. "Page views" refers to the number of website pages that are requested by and displayed to our users. Traffic calculations in December 2007 include websites acquired in December 2007 on a pro forma basis.

        We believe that as individuals increasingly use the Internet to pursue areas of passion, research purchases and conduct commerce, both individuals and the advertisers who seek to market to them will demand access to online media in the form of vertical websites like ours. Vertical websites provide highly targeted content focused on specific categories of products and services, whereas horizontal portals, such as Google, Yahoo! and AOL, are websites that provide a broad range of undifferentiated content and services. In December 2007, our websites attracted 26.9 million unique visitors (measured by adding the number of unique visitors to each of our websites in that month), an increase of approximately 148% from an estimated 10.9 million unique visitors in December 2006, and 344.6 million page views, an increase of approximately 698% from an estimated 49.3 million page views in December 2006. Our network includes a major automotive e-commerce website (CarsDirect.com), a growing network of online automotive enthusiast communities, significant websites in the travel and leisure category (such as Wikitravel.org and FlyerTalk.com), and popular home-related websites (including ApartmentRatings.com and DoItYourself.com). Our international audiences are rapidly expanding and accounted for approximately 23% of the monthly visitors (defined as the total number user-initiated sessions with our websites within a month) to our websites in December 2007.

        We monetize visits to our websites through various advertising revenue formats, such as cost per lead (CPL), cost per impression (CPM), cost per click (CPC), cost per action (CPA), and flat fees. We also offer certain services directly to consumers, such as new car brokering. We maximize revenue yields by deploying technology and business intelligence tools to identify and serve the advertisement projected to result, at a particular point in time, in the highest revenue to us. We achieve attractive margins by utilizing the Internet Brands operating platform, an integrated set of processes, personnel, and proprietary technologies that we leverage across our network of websites to achieve strong cost efficiencies when creating, enhancing and monetizing our websites. Our platform is scalable, designed to support many additional websites within and across our categories with minimal incremental costs. The high proportion of our traffic that flows from non-paid sources, representing more than 95% of our traffic during 2007, also supports the strong margin characteristics of our business.

        We also license our content and Internet technology products and services to major companies and individual website owners around the world. Our subsidiaries, Autodata Solutions, Inc. and Autodata

Solutions Company, are suppliers of licensed content and technology services to the automotive industry, serving most of the major U.S., Japanese and European automotive manufacturers. Throughout this report, we refer to the business of Autodata Solutions, Inc. and Autodata Solutions Company as the "Autodata Solutions division." In June 2007, we purchased Jelsoft Enterprises Limited, the developer of vBulletin, making us the largest licensor of proprietary community bulletin board software.

        We were incorporated in Delaware in October 1998, and our Class A common stock is listed on the NASDAQ Global Market under the ticker symbol "INET."

Subsequent Events

        From January 1, 2008 through February 29, 2008, we completed 11 website-related acquisitions, which are transactions involving the acquisition of one or more related websites. These 11 website-related acquisitions included five websites that received 100,000 unique visitors in the month of February 2008 across all of our vertical categories and include NorthAmericanMotoring.com and PuppyDogWeb.com. In February 2008, our websites including these additional acquired websites collectively attracted 32.1 million unique visitors and 443.2 million page views, respectively.

Our Value Proposition

        We have become a major provider of Internet media by building and acquiring vertical websites that provide users with differentiated content, innovative functionality, and opportunities for strong community participation. In doing so, we have created a media platform capable of enabling advertisers to selectively target customers within our websites, for example, based on geography or topics of interest. In December 2007, we had 26.9 million unique visitors across our websites. In addition, we repackage our automotive content and technology to provide our licensee customers differentiated and reliable Internet solutions. These solutions are also scalable, permitting our customers to accommodate growing or changing workloads.

User Benefits

        We believe that our websites provide rich content, commerce and transaction functionality, and strong communities. We believe our websites offer consumers:

        Compelling User Experiences Addressing Specific Needs.    On our websites, our users can research and purchase a wide variety of products and services. We believe that we enhance our users' research and shopping experiences by providing unique content, live customer service support, comprehensive databases, powerful vertical search tools, and user-friendly functionality, which enable us to attract loyal and engaged audiences. Our success in providing compelling user experiences is evidenced by the fact that our websites have won various "best in class" awards.

        Strong Community Participation.    Many of our websites have attracted large, loyal user communities. For example, our Flyertalk.com user community averaged over 5,200 postings a day during December 2007. We facilitate these communities by generating innovative user tools, providing highly functional, safe, secure, and moderated websites, and developing community governance "best practices" to ensure sustained user growth and participation.

Advertiser Benefits

        We provide highly targeted and valuable audiences that are sought by advertisers. Specifically, we offer the following:

        High-Quality, Focused Audiences.    Our websites attract users who are serious, "in-market" consumers, often conducting research on immediate or upcoming purchases.

        Precise Targeting of Advertising.    We allow advertisers to deliver advertisements to highly specific segments of our audiences along dimensions such as geography (in some cases down to zip code clusters), brand preference and product type (down to the stock keeping unit), and areas of interest (down to specific keywords).

        Strong Quality Assurance Programs.    We offer a high level of advertiser support and continually invest in quality assurance programs to improve our advertisers' return on their advertising spend. Our quality assurance programs involve both automated systems and a staff of over 50 personnel who verify automotive and mortgage leads and enhance the quality and depth of the consumer information sought by advertisers.

Licensee Benefits

        Licensees benefit from our differentiated, reliable, and scalable Internet solutions. These benefits include:

        Tailored Solutions.    Our Autodata Solutions division provides customized products and services that help automotive manufacturers through all stages of the selling chain, including market analytics, product planning, vehicle configuration, management and order placement, in-dealership retail systems, dealership personnel training and consumer-facing websites. One of our software products, vBulletin, is tailored to the developing market of specialized online communities. vBulletin provides individual website owners with the scalability and flexibility to offer community features such as a bulletin board on a website at low cost. The success of vBulletin is demonstrated by the fact that it is one of the most popular bulletin board management platforms on the Internet, with more than 78,000 licenses sold as of December 31, 2007.

        Exceptional Customer Service.    Our Autodata Solutions division has retained more than 90% of its customer base since its acquisition by us in 1999 by offering exceptional delivery and maintenance of its technology products. Similarly, Jelsoft maintains a dedicated customer service team.

Our Operating Platform

        To manage our consumer websites, we have developed a set of operating processes and proprietary technologies that form our consumer Internet operating platform. We utilize this platform to grow our current websites and to rapidly integrate and improve acquired websites. Applying common processes and technologies across our websites allows us to maximize revenues and reduce personnel, technology licensing, and other costs. As we add more websites to our operating platform, we expect to benefit further from cost efficiencies and to leverage new capabilities across our network of websites.

Key Attributes

        Key attributes of our platform include:

        Shared Technologies and Capabilities.    The core of our consumer Internet operating platform is a set of technologies and capabilities that coordinate many aspects of our websites, revenue streams, marketing activities and customer relations. We deploy common technologies wherever feasible, especially among websites in the same category. Common technologies include content management systems, lead generation and distribution systems, database management systems, website-user features, financial systems, customer service systems, marketing intelligence systems, network operations, and website hosting. Our technologies are modular in design, meaning that they are comprised of components and functions that are generally interchangeable among our websites. This modularity enables us to combine selected functions to bring new websites to market rapidly and selectively apply functionalities developed for one of our websites to our network of websites.

        Shared Personnel.    We leverage personnel with highly specialized technical expertise across our websites. These areas of expertise include website design, search engine optimization, online community governance, online marketing, database development, website acquisition and integration, and website tool development.

        Sophisticated Yield Management.    We have deep expertise in website audience yield management and have developed sophisticated, algorithmically driven technology systems that optimize revenue generation on our websites in real-time.

        Scalable Technologies.    Our platform is highly scalable, allowing us to incorporate acquired websites with minimal investment of time and capital and to accommodate the rapid growth of our overall traffic. We expect that our purchase of the vBulletin community website technology, which offers easy-to-implement solutions to users who wish to scale their electronic bulletin boards, will further enhance our ability to integrate and scale our user-community websites.

Benefits

        Benefits we receive from our platform include:

        Stimulates Audience Growth.    Our platform facilitates rapid audience growth by delivering user-friendly interfaces, fast website operating speeds, appealing tools, and advanced online marketing capabilities. These functionalities facilitate the generation of rich, targeted content, improving our relevancy for consumers and resulting in strong traffic from non-paid sources such as search, classifieds and community websites.

        Optimizes Advertising Revenues.    Our diversified offerings enable us to receive revenue from a broad set of advertisers based upon a variety of advertising models, including CPM, CPC, CPL, CPA and flat fees. With this wide variety of models and advertisers, we have multiple methods by which we can generate revenue through individual websites and visitor traffic. We attempt to maximize revenue yields by deploying technology and business intelligence tools that identify and serve the advertisement projected to result in the highest revenue to us. For example, on CarsDirect.com, a comprehensive automotive website that allows consumers to research, price, configure, order, purchase and finance a vehicle online, we show users a mix of display advertisements and dealer introduction opportunities designed both to address specific consumer objectives in a specific geography and provide us with the strongest possible revenue yield.

        Supports Overall Growth in a Cost-Efficient Manner.    We are able to add new websites rapidly and accommodate much higher levels of traffic in a cost-effective manner by sharing technology infrastructure and support personnel. New features developed for websites can often be leveraged across our network of websites, enhancing our product offerings with minimal incremental costs. Additionally, when we acquire existing websites, we generally migrate the acquired website to run on our core platform, resulting in cost savings.

Our Strategy

        Our goal is to grow the number, size and profitability of our consumer Internet and licensing businesses. Key elements of our strategy to achieve this goal include:

Improve Existing Website Businesses

        We utilize our operating platform to continue to improve our existing websites. Specifically, we intend to:

        Grow Audiences.    We focus on growing both the number of users we serve and the ways in which we serve them. We continually invest in new content, features and user tools on our websites. We rely on a broad range of marketing practices to bring new users to our websites, focusing most heavily on non-paid marketing sources, such as word-of-mouth, content and search engine optimization, branded content syndication, and public relations.

        Grow Advertiser Base and Share of Spend.    We attract and recruit new advertisers through direct marketing. We also have approximately 133 personnel who are primarily involved with direct client sales across all of our lines of business. We believe there are significant opportunities to sell our services to new advertisers who want access to a large network of highly targeted audiences, and expand the range of advertising products we offer, such as brand-specific community forum sponsorships for our automotive dealer network.

        Increase Traffic Monetization.    We expect to continue to invest in technologies that maximize the revenue yield of our advertising inventory. We believe that there are significant opportunities to increase revenues from our existing websites, especially websites which are new to our network. We believe that our entry into new vertical and niche categories will result in the refinement of our existing ad-serving algorithms and the development of new tools, further improving our ability to monetize traffic across our websites.

Build or Acquire New Websites

        We have internally built and launched a number of websites for our platform, such as Autos.com, Wikicars.com, and Loan.com. In addition, during 2007, we completed 45 website-related acquisitions in our consumer Internet segment, and also acquired a second division in our licensing segment, for a total aggregate purchase price of approximately $99.2 million. From January 1, 2008 through February 29, 2008, we completed an additional 11 website-related acquisitions for a total aggregate purchase price of approximately $23.2 million. We believe that websites acquired in these transactions are or will be enhanced by our common operating platform. We have developed a core competency for integrating these websites onto our platform quickly, capturing both revenue and cost synergies, and we believe that such acquisitions are an important contributor to our growth. We expect to continue to build and acquire websites that either are complementary to our current categories or extend our coverage of these categories. For example, we have developed broad coverage of the travel and leisure category through the acquisition of three general travel websites, as well as four accommodations-focused websites and 17 enthusiast and leisure websites. We also will consider expanding into additional categories that meet specific criteria, such as high user involvement and significant advertiser spending.

        In addition to our domestic expansion, we intend to continue to expand internationally. In December 2007, approximately 23% of our visitors were from international sources, and we have made several international acquisitions, such as WikiTravel.org, World66.com, PPRuNe.org, PassionFord.com and ScoobyNet.com.

Enhance Licensing Business

        We intend to continue to enhance our licensing business by adding new clients, increasing services to existing clients and extending our technology solutions.

        Autodata Solutions.    We expect to continue to add clients on each of our Autodata Solutions division's five proprietary technology platforms, resulting in enhanced capabilities and operating efficiencies. In addition, we intend to increase the number of platforms our Autodata Solutions division develops and markets in response to the demand from our client base, in order to expand the share of our clients' budgets that we receive.

        Jelsoft.    We intend to expand our feature sets in order to attract additional clients and increase our revenues through cross-selling new products or services, such as social networking and blogging add-on tools.

Our Websites

        We empower our audiences to make informed decisions on how to spend their money in the areas in which they are passionate by offering websites with rich content, targeted advertising and e-commerce opportunities. We are committed to providing comprehensive, relevant and up-to-date information and user-friendly tools for Internet consumers to better research and source products and services in categories in which online consumer demand and participation is intensive and growing, and offline information is fragmented or not readily available. We believe that by developing leadership positions in online content, enthusiast communities, e-commerce, and in high-demand consumer categories, we optimally position our websites to attract consumers and advertisers.

        We currently offer websites and services in three broad consumer categories:

Automotive

        Our automotive websites capture a variety of focused audiences, from those researching and purchasing new and used vehicles to active communities of automotive enthusiasts. Our automotive websites are divided into two sub-categories:

        E-Commerce Websites.    Our e-commerce automotive websites enable consumers to research new and used vehicles, and to price, configure, order, purchase and finance vehicles online. Our automotive websites with the largest number of unique visitors are CarsDirect.com, Autos.com, and NewCarTestDrive.com. We believe that CarsDirect.com remains unique in offering a multi-brand, national-scale, independent, online direct vehicle purchase channel for new cars, while we believe Autos.com is one of the only websites that reviews and ranks nearly every new and late model used vehicle from best to worst. New car reviews written by professional automotive journalists who personally test-drive vehicles are syndicated to numerous websites through NewCarTestDrive.com.

        Enthusiast Community Websites.    We operate more than 100 automotive-related enthusiast websites, which we believe attract a large automotive enthusiast audience. Many of these communities are popular in their area of focus and include 21 principal websites as of year end 2007, among them, brand- and model-specific websites, such as AudiWorld.com, Ford-Trucks.com, CorvetteForum.com and DodgeForum.com.

Travel & Leisure

        Our travel and leisure websites are comprised of substantial worldwide user communities that share travel-related experiences and interests, as well as websites offering specific lodging or leisure activities. Our travel and leisure websites are further divided into two sub-categories:

        E-Commerce Websites.    Our e-commerce travel and leisure websites provide reviews, online communities and rental functionality enabling consumers to research and book diverse lodging types including bed and breakfast inns, hotels, vacation rentals, timeshare rentals and cruise ships. As of January 31, 2008, our websites collectively provided information on more than 34,000 properties. Our principal accommodations websites include BBOnline.com, CruiseMates.com, VacationTimeshareRentals.com and VacationHomes.com, and our principal leisure e-commerce websites include EquineHits.com, Horsetopia.com and Puppydogweb.com.

        Enthusiast Community Websites.    Our enthusiast community websites provide visitors access to content, online communities and e-commerce addressing areas of passion, such as photography, cycling, boating aircraft piloting, and travel. Our travel websites provide travel guides, editorial content and communities related to travel destinations, hotels, restaurants, attractions and travel best practices. While our websites jointly provide information covering travel on seven continents, many of our websites are highly focused, providing fresh, user-supplied content related to current travel conditions at a specific city or attraction. Our principal general travel websites include Wikitravel.org, World66.com, FlyerTalk.com and SlowTrav.com. Our principal leisure enthusiast websites include DVDTalk.com, TrekEarth.com, and BikeForums.net.

Home-Related

        Websites in our home-related category provide visitors with access to content and services spanning the lifecycle of home-related activities, including housing selection, financing, purchasing, leasing and home improvement. Our home-related websites are further divided into two sub-categories:

        E-Commerce Websites.    Our e-commerce websites in the home-related category afford consumers access to valuable resources and information regarding residential properties for sale. Loan.com is an innovative rate directory that educates consumers about the lending process and helps consumers find lenders with the lowest rates and consumer-friendly lending practices.

        Enthusiast Community Websites.    Enthusiast community websites in our home-related category provide information and services for inside the home, related to the surrounding community, and related to the mortgage industry. Our home improvement and home repair website, DoItYourself.com, has more than 8,000 professionally written articles, detailed specifications on more than 400,000 products, weekly practical tips, a bi-weekly newsletter, and personalized advice from experts. Similarly, ApartmentRatings.com is a popular community of U.S. apartment renters, featuring more than 600,000 reviews and ratings of apartments nationwide, and offering renters valuable resources, including rent trend graphs, neighborhood information, and maps for more than 55,000 apartments. BrokerOutpost.com is a community-based business-to-business marketplace in which mortgage brokers and lenders consult with one another about specific mortgage placement opportunities and general mortgage industry topics.

Licensed Products

        Our licensing segment is comprised of the following two divisions:

Autodata Solutions

        Our Autodata Solutions division is a licensor of Internet technology to automotive manufacturers, Internet portals, leasing companies, and other automotive enterprise accounts. Our Autodata Solutions division serves most of the major U.S., Japanese and European automotive manufacturers, including General Motors, Ford, Chrysler, Toyota, BMW, and Volkswagen, providing products and services that help these manufacturers throughout all stages of the selling chain.

        Most of our Autodata Solutions division's revenues are derived from five proprietary technology platforms: eCommerce, Market Planning, Retail Management, Vehicle Content Syndication, and Vehicle Ordering. Autodata Solutions benefits from shared costs and increased capabilities with each client that joins a platform. As of December 31, 2007, 55 clients utilized our Autodata Solutions division's Market Planning platform and 51 clients utilized its Vehicle Content Syndication platform. Our Autodata Solutions division's customers typically sign one- to five-year licensing and services contracts.

Jelsoft

        Through our acquisition of Jelsoft Enterprises Limited, the creator of vBulletin, we are now the largest international developer and distributor of proprietary community bulletin board software. The vBulletin software product enables website owners to offer online community features, such as a bulletin board. The vBulletin product is designed to be easily downloaded and installed by the user, and provides a variety of features that are both secure and scalable. The licensee pays an upfront fee, typically by credit card, for a perpetual license and twelve months of customer service. We directly market vBulletin on the Internet and more than 78,000 licenses have been sold as of December 31, 2007. Given the attractiveness of the vBulletin product, which offers features such as easy scalability, user-friendly system administration and efficient operating speeds, we are migrating our community websites onto the vBulletin product. By applying features such as these, we believe the vBulletin product will enhance the functionality and scalability of those websites. In addition, because community features are an important aspect of many of our vertical websites, we believe that vBulletin's scalability and functionality enables us to develop and deploy new vertical websites more quickly.

Technology

        Our technology systems are designed so that they can be scaled by adding additional hardware and network capacity. We generally host our applications on clustered hardware designed to minimize system downtime. Our applications and data connections are monitored 24/7 for performance, responsiveness and stability. While our platform utilizes many shared underlying technologies, we typically customize the user-facing elements of our websites extensively to meet the specific needs of their users.

        We maintain a backup system for website operations at our Los Angeles, California co-location centers. We replicate critical website data at various times throughout the day to the co-location facilities and secure customer data and retain backup data at a certified third-party facility. Additionally, we operate in multiple data centers and provide global load balancing in the event of a failure within a particular co-location facility. We have robust firewalls and switchgear to help ensure network security and have sought expert third-party assistance in their configuration and testing. We also run a security audit against each newly acquired website to help us identify and address any security issues.

Sales, Marketing, and Customer Service

Sales

        We primarily sell our products and services through our direct sales force. Our sales force was comprised of approximately 133 sales personnel as of December 31, 2007. This sales force is generally organized vertically, focusing on specific categories and product lines. We supplement our in-house sales force by utilizing a number of third-party services, affiliates and networks. We directly serve a total of more than 25,000 advertisers, the largest of which include General Motors, Ford, Toyota, AutoNation and Quicken Loans. None of our advertisers comprised more than 5% of our total revenues in 2007.

Marketing

        More than 95% of our Internet audience during the twelve months ended December 31, 2007 was generated through non-paid sources, such as repeat visitation, word-of-mouth, natural search, and public relations. We selectively utilize paid-marketing sources, such as search engine marketing, affiliate relationships and co-branded partner deployments.

Customer Service

        For certain consumer segments, we believe we have differentiated ourselves from our competitors by providing extensive ongoing support. Our new car brokerage customers, for instance, are assigned a vehicle specialist to advise and assist them in their car purchase process. We also provide customer support to all of our automotive e-commerce customers who may contact a service advisor via email, online chat or a toll-free customer service phone number.

Our Competition

        As an Internet media company, we compete with other providers of online products, services and information. With respect to our consumer Internet segment in particular, we contend with a variety of Internet and traditional offline competitors. We believe our principal competitors include:

  •
  companies that provide specialized consumer information websites, particularly in the automotive, travel and leisure, and home-related categories;

  •
  automotive manufacturer websites;

  •
  new and used-car referral services;

  •
  enthusiast websites in specific categories, including message boards, blogs, and other enthusiast websites maintained by individuals;

  •
  horizontal websites, portals and search properties such as AOL, Ask.com, CNET, Google, MSN and Yahoo!;

  •
  traditional advertising channels, including television, radio, newspapers and magazines; and

  •
  brick-and-mortar vendors who compete against our e-commerce services, including automobile dealers, automotive finance companies, travel agents, hotels, mortgage brokers and classified ads.

        Many of our current and potential online and traditional store-based or print publication-based competitors have longer operating histories, more industry experience, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These current and potential competitors may be able to devote substantially greater resources to Internet websites and systems development than we can, including through acquisitions, investments and joint ventures. Our competitors may also be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently, adopt more aggressive pricing or devote more resources to marketing and promotional campaigns. In addition, traditional store-based and print publication-based retailers are able to offer customers the experience to see and feel products in a manner that is not possible over the Internet.

        The principal competitive factor that favors us in the consumer Internet segment is the quality of our products and services. We attract consumer audiences through our ability to provide high-quality and timely user and editorial content on our websites across a range of categories and offer convenience and ease of use. We attract advertisers through the breadth and depth of our user audience, and their affinity and loyalty to our websites.

        In connection with our licensing business, we contend with competitors that supply licensed content and technology services to the automotive industry, and software and website content and community tools to those seeking to develop new Internet website communities. Jelsoft, the developer of our vBulletin software, primarily competes with open source community forum software, while principal competitors of our Autodata Solutions division include internal technology departments, ad agencies, and systems integrators such as IBM, Oracle, and Capgemini.

Intellectual Property

        We own various registered service marks, including CarsDirect.com®, CarsDirect®, Autodata®, CarsDirect.com Real Prices®, DoItYourself.com®, and Internet Brands®, and have service mark applications pending for Greenlight.com and vBulletin. We also have the right to use a number of unregistered service marks in connection with our businesses, including FlyerTalk.com, ApartmentRatings.com, Loan.com, RealEstateABC.com, Vamoose.com and BBOnline.com. So long as these marks remain in continuous use in connection with similar goods and services, their terms can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations in the United States Patent and Trademark Office.

        Some of our content and databases are copyrighted, as are certain of our software and user manuals. We have copyright registrations for our Autodata Solutions division software and customer databases from the Canadian Intellectual Property Office. The absence of a registration does not waive copyright protection. We also have a policy of requiring that our employees and consultants enter into confidentiality agreements that forbid disclosure of our proprietary information, inventions and trade secrets.

Government Regulation

        Although we do not believe that significant existing laws or government regulations adversely impact us, our business could be affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions by domestic or foreign regulatory agencies. For example, with respect to the automotive category, all states comprehensively regulate vehicles sales and lease transactions, including by imposing strict licensure requirements for dealers and, in some states, brokers. Most of these laws and regulations, we believe, specifically address only traditional vehicle purchase and lease transactions, not Internet-based transactions. If we are found to be subject to any laws or regulations in one or more states where our direct new vehicle brokering business is not in compliance, we could be subject to civil or criminal penalties, required to make costly changes in the conduct of our new vehicle brokering business or be temporarily or permanently prohibited from engaging in our direct new vehicle sales business in that state or states. Similarly, with respect to the home-related category, our mortgage referral services and some of our mortgage content websites are governed by specific federal, state and local laws, including the Real Estate Settlement Procedures Act, state and local real estate and mortgage broker licensing laws, federal and state laws prohibiting unfair and deceptive acts and practices, and federal and state advertising and "Do Not Call" laws. Many of our customer referral activities for our lender partners are also subject to a variety of federal and state laws and regulations, including federal truth in lending, consumer lending, and equal credit opportunity laws, as well as state usury and other laws. Significant expenditures on our part may be required to ensure compliance with such laws and regulations. Failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. Furthermore, any such regulatory or civil action that is brought against us, even if unsuccessful, may distract our management's attention, divert our resources, damage our reputation among Internet users and our customers and harm our business.

        In addition, laws and regulations that apply to communications over the Internet are becoming more prevalent. In particular, the growth and development of the market for e-commerce has prompted calls for more stringent tax, consumer protection, data security and privacy laws in the United States and abroad that may impose additional burdens on companies conducting business online. For example, users of our websites are located in the United States and around the world. As a result, we collect and process the personal data of individuals who reside in many different countries. Concerns about privacy and data security could lead to legislative, judicial and regulatory limitations and conditions on our ability to collect, maintain and use information about Internet users. The European Union, for example, has adopted a directive that will require "providers of publicly available communication services" to store and retain communications data for law enforcement purposes for up to 24 months. Within the United States, federal and state legislation, such as the federal CAN-SPAM Act of 2003, restrict or prohibit unsolicited email, commonly known as "spam", and may adversely affect our ability to market our services to consumers in a cost-effective manner. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products and services or increase the costs associated with selling our products and services, thereby making them less attractive to users and advertisers. For additional, important information related to government regulation of our business, please review the information set forth in "Risk Factors."

Employees

        As of December 31, 2007, we had 613 employees, of whom 78 were part-time Internet Brands employees, 208 were employed at our Autodata Solutions division in Canada and 8 were employed at Jelsoft in the United Kingdom. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relationships are good.

Available Information

        For further discussion concerning our business, see the information included in Items 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and 8 (Financial Statements and Supplementary Data) of this Report.

        We make available, free of charge through our website at www.internetbrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the material is electronically filed or furnished to the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A.    RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

  Factors That May Affect Our Future Results

        We may make forward-looking statements in this Report and in other reports we file with the SEC and in press releases. Our management may make oral forward-looking statements in a public forum to analysts, investors, the media and others. Generally, forward-looking statements include:

  •
  Projections of our revenues, income, earnings per share, capital structure or other financial items;

  •
  Descriptions of our plans or objectives for future operations, products or services;

  •
  Forecasts of our future economic performance, interest rates, profit margins and our share of future markets;

  •
  Descriptions of assumptions underlying or relating to any of the foregoing.

        Forward-looking statements give management's expectation about the future and are not guarantees. Words like "believe," "expect," "anticipate," "promise," "plan" and other expressions or words of similar meanings, as well as future or conditional verbs such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ materially from management's expectations. Some of these factors are discussed below.

        Given such risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to revise or update any forward-looking statements.

Risks Related to Our Business and Our Technologies

We have a limited operating history and may not be able to achieve financial or operational success.

        Our company was founded in October 1998, and we initiated our consumer websites by launching CarsDirect.com in 1999. We have since launched or acquired a number of community and e-commerce websites and related businesses. We have a limited operating history with respect to most of our products and services. As a result, we may not be able to achieve sustained financial or operational success, given the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, some of which may be beyond our control, including our ability to manage successfully any growth we may achieve in the future and to integrate acquired businesses, technologies or services successfully.

While we have experienced positive operating cash flows since the fourth quarter of 2003 and achieved positive annual net income since 2004, we may be unable to sustain positive cash flow or profitability.

        We experienced significant operating losses in each quarter from our inception in 1998 through the third quarter of 2003. In addition, we experienced a net loss in income in the second quarter of 2007. We had stockholders' equity of $312.2 million as of December 31, 2006 and $340.5 million as of December 31, 2007, which included an accumulated net loss of $261.9 million as of December 31, 2007. While we have experienced positive operating cash flows since the fourth quarter of 2003 and achieved positive annual net income since 2004, we may be unable to sustain or increase cash flow and profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, operating results and financial condition will be adversely affected.

We are primarily dependent on a single vertical category for a majority of our revenues.

        Our consumer Internet segment generated approximately 71% of our revenues in 2007. We have been primarily dependent on our automotive website category for the bulk of those revenues. A downturn in general economic or market conditions adversely affecting the automotive category, such as we are currently experiencing, would negatively impact our business and financial condition.

Due to seasonal market fluctuations, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results.

        Our quarterly financial results fluctuate because of seasonal trends in the usage of the Internet and in the demand for the products and services offered by our websites and our customers. Historically, Internet usage typically declines during the summer and particular holiday periods. In contrast, with respect to the automobile industry, vehicle purchasing in the United States is typically strongest in the spring and summer months. Our customer referral volume usually declines later in the year as some consumers defer purchases in anticipation of the model year change-over. Automotive sales and advertising also fluctuate based in part on varying seasonal levels of vehicle inventory and new model introductions. The travel industry experiences high usage during the first two quarters of the year and lower usage during the remainder of the year, and traffic to our travel websites fluctuates in response to such seasonal trends. Our operating results fluctuate and investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results due to the impact of these seasonal trends.

Our acquisition-based growth strategy entails significant execution, integration and operational risks.

        We are pursuing a growth strategy based in part on acquisitions, with the objective of creating a combined company that will serve as an increasingly effective marketing channel for advertisers and that will achieve increasing cost savings and operating efficiencies. In 2007, we completed 45 website-related acquisitions, in addition to acquiring a second division in our licensing segment, for a total aggregate purchase price of $99.2 million. We intend to continue making additional acquisitions in the future to increase the scope of our operations domestically and internationally.

        Our acquisition-based growth strategy involves significant risks. For example, while we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, there is significant competition for acquisition targets in our markets. Consequently, we may not be able to identify suitable acquisitions or may have difficulty finding attractive businesses for acquisition at reasonable prices. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenues and future growth.

        Even if we are able to complete acquisitions that we believe will be successful, we may be unable to achieve the anticipated benefits of a particular acquisition, the anticipated benefits may take longer to realize than expected, or we may incur greater costs than expected in attempting to achieve anticipated benefits. Significant risks to these transactions, which could have an adverse effect on our business, prospects, financial condition, operating results or cash flow, include:

  •
  use of substantial portions of our available cash to pay all or a portion of the purchase prices of future acquisitions;

  •
  diversion of management's attention from normal daily operations of our business to acquiring and assimilating new website businesses;

  •
  entry into new markets in which we have limited or no prior experience and in which competitors may have stronger market positions, which may result in errors or failures by us in the conception, structure or implementation of our strategies to take advantage of available opportunities in these new markets;

  •
  failure to understand the needs and behaviors of the audience for a newly acquired website or other product;

  •
  unwillingness by consumers and advertisers to accept our current or future pricing models or our inability to implement pricing models that maximize our revenues;

  •
  redundancy or overlap between existing products and services, on the one hand, and acquired products and services, on the other hand;

  •
  failure of the market to accept the products and services of an acquired business;

  •
  inability to maintain or enhance the key business relationships and the reputations of acquired businesses;

  •
  dependence on unfamiliar affiliates and partners;

  •
  difficulty assimilating operations, technologies, products and policies of acquired businesses;

  •
  failure to improve our operation, infrastructure, financial and management controls, procedures and policies in step with our growth;

  •
  potential loss of key employees from an acquired company, including in such areas as technology development, marketing, sales and content;

  •
  failure to integrate, train, supervise and manage our expanding work force effectively;

  •
  assuming liabilities, including unknown and contingent liabilities, of acquired businesses; and

  •
  potential impairment of acquired assets.

        In addition, the issuance of equity or convertible debt securities to finance or otherwise complete acquisitions may dilute the ownership of our then-existing stockholders. Failure of our acquisition-based growth strategy to yield anticipated benefits would likely harm our operating results.

Our acquisitions may make it difficult to evaluate our financial performance.

        Our strategy includes the continued addition of new websites to our platform. In 2007, we completed 45 website-related acquisitions in our consumer Internet segment in addition to acquiring a second division in our licensing segment. Upon launch or acquisition of a new website, we generally attempt to integrate it into our platform as quickly as possible and begin to generate associated revenues. As a result of this strategy, it may be difficult to evaluate our financial performance from period to period.

If the public decreases their contributions of content without compensation to our websites that depend on such content, the viability of those websites would be impaired.

        Many of our websites, and in particular our enthusiast websites, rely on members of the public at large to contribute reliable and attractive content without compensation on a continual basis. We cannot guarantee that members of the public will continue to contribute such content to our websites. In the event that contributors decrease their contributions of such content to our websites, or if the quality of such contributions is not sufficiently attractive to our audiences, we may incur substantial costs in procuring suitable replacement content or be forced to terminate the operations of affected websites altogether, which could have a negative impact on our business, revenues and financial condition.

Use of the Internet and commercial online services as media for commerce and advertising is still developing, and the failure of these uses of such media to gain increasing acceptance will negatively impact our business.

        Our long-term viability depends upon the widespread acceptance and development of the Internet and commercial online services as media for consumer commerce and advertising. Use of the Internet and online services for such purposes, however, is at an early stage of development, particularly in the automotive, automotive finance, travel and leisure, and home-related areas in which we have specialized to date. The continued development of the Internet and online services as a viable commercial marketplace is subject to a number of uncertainties, including:

  •
  continued growth in the number of users of such services;

  •
  continued growth in the use of the Internet by consumers for research, community networking and commercial transactions;

  •
  continued willingness of vendors to sell their products and services over the Internet;

  •
  concerns about transaction security;

  •
  continued development of the necessary technological infrastructure to support such services;

  •
  consistent quality of services;

  •
  increasing availability and consumer adoption of cost-effective, high-speed services;

  •
  uncertain and increasing government regulation; and

  •
  the development of complementary services and products.

        The Internet advertising market is likewise still developing, and any factors that limit the amount advertisers are willing to spend on our websites could adversely affect our business, prospects, financial condition, operating results and cash flow, including:

  •
  advertisers' historical reliance upon traditional methods of advertising and corresponding lack of experience with Internet advertising;

  •
  a lack of widely accepted standards for measuring website traffic or effectiveness of website advertising;

  •
  a lack of established pricing models for Internet advertising;

  •
  risks associated with "click fraud" or other means of misleading advertisers;

  •
  the introduction of alternative advertising sources;

  •
  a lack of significant growth in website traffic; and

  •
  widespread adoption by computer users of software programs that limit or prevent advertising from being delivered to a user's computer.

If any of our relationships with Internet search websites terminate or if such websites' methodologies are modified, traffic to our websites and corresponding consumer origination volumes could decline.

        We depend in part on various Internet search websites, such as Google, MSN and Yahoo!, and other websites to direct a significant amount of traffic to our websites and to generate customer referrals for our customer referral activities. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased and, instead, are determined and displayed solely by a set of formulas designed by search engine companies. Other listings can be purchased and are displayed if particular word searches are performed on a search engine. We rely on both algorithmic and purchased search results, as well as advertising on other Internet websites, to direct a substantial share of the visitors to our websites and the advertiser customers we serve.

        Our ability to maintain the flow of visitors directed to our websites by search websites and other Internet websites is not entirely within our control. For example, search websites frequently revise their algorithms in an attempt to optimize their search result listings. Changes in the methodologies used by search websites to display results could cause our websites to receive less favorable placements, which could reduce the number of users who link to our websites from these search websites. We may also make poor decisions regarding the purchase of search results or the placement of advertisements on other Internet websites, which could also reduce the number of users directed to our websites. Any reduction in the number of users directed to our websites would negatively affect our ability to earn revenue. If traffic on our websites declines, we may need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business and profitability.

Increases in the price of online marketing or the modification or termination of our relationships with Internet search websites and other Internet websites could have a negative impact on our revenues, margins and customer referrals.

        Prices charged to us for online marketing have increased as a result of increased demand for advertising inventory, which has caused our advertising expenses to increase and our margins to decline. Our advertising contracts with online search engines and other Internet websites are typically short-term. If one or more Internet search websites or other Internet websites on which we rely for marketing modifies or terminates its relationship with us, our marketing expenses could further increase, the amount of website traffic and the number of customer referrals we generate could decrease, and our related revenues or margins could decline. As the number of customer referrals that we require to meet customer demand has increased, we have increased our levels of marketing to meet those requirements. However, we cannot assure you that an increase in marketing will result in an increase in customer referrals.

The infrastructure of the Internet and other commercial online services may be insufficient to support growth, resulting in the impairment or loss of business.

        Many critical issues concerning the commercial use of the Internet, involving such issues as ease of access, security, privacy, reliability, cost and quality of service, remain unresolved and may impact the growth of Internet usage. Our ability to increase the speed with which we provide products and services to consumers, to improve the scope and quality of such products and services and to attract a larger number of potential customers to our websites is limited by and dependent upon the speed and reliability of the Internet and the availability of the Internet through third-party Internet access providers, both of which are beyond our control. The Internet and other online services may continue to experience growth in the number of users and the frequency of use by consumers, which will result in increased bandwidth demands. There can be no assurance that the infrastructure for the Internet and other online services will be able to support such increased demands. The Internet or other online services could lose their viability due to delays in the development or adoption of new standards, protocols and technology required to handle increased levels of Internet or other online service activity or in response to increased governmental regulation. Moreover, in the past, the Internet and other online services have experienced outages and delays as a result of power failures, telecommunication and network service outages and disruptions, system failures, natural disasters, vandalism and other misconduct. If the infrastructure for the Internet and other online services does not effectively support growth of the Internet, our business and prospects would be harmed. If outages or delays on the Internet and other online services occur frequently, overall Internet usage and usage of our websites could increase more slowly than anticipated or decline, which could also harm our business and prospects.

Problems in the functioning of our websites may harm our operations.

        Our website traffic has continued to increase substantially over time, and we are seeking to increase further our user base. As a result, our Internet servers must accommodate more traffic and spikes in demand from our websites in order to support significant additional growth in traffic. Our websites have in the past, and may in the future, experience slower response times or interruptions as a result of a variety of factors, including increased traffic, equipment failures, software failures and Internet connection disruptions. These delays and interruptions could frustrate users and reduce website traffic, which could have an adverse effect on our business and revenues.

Our success is dependent upon our ability to enhance the quality and scalability of our various products and services in a changing environment.

        Our customers use a wide variety of constantly changing hardware and software. We will continue to invest significant resources to develop products and services for new or emerging software and hardware platforms that may develop from time to time. However, there is a risk that a new hardware or software platform for which we do not provide products or services could rapidly grow in popularity. As a result, we may not be in a position to develop products or services for such platforms or may be late in doing so. If we fail to introduce new products or services that address the needs of emerging market segments or if our new products or services do not achieve market acceptance as a result of delays in development or other factors, our future growth and revenue opportunity could suffer.

We may experience interruption in our services or increased costs if third parties fail to provide reliable software, systems and related services to us.

        We depend on third parties for software, systems and related services in connection with our hosting, advertising placement, accounting software, data transmission and security systems. Several third parties that provide software and services to us have a limited operating history and have relatively new technology. These third parties, in turn, are dependent on reliable delivery of services from others. Although alternative sources of these services are available, we may be unable to secure such services on a timely basis or on terms favorable to us. Additionally, complex third-party software programs upon which our products and services depend may contain undetected errors, defects, bugs or viruses when they are first introduced or as new versions are released. As a result, we may experience business disruptions or significant increased costs if these third parties fail to provide reliable software, systems and related services to us, which could be detrimental to our business and operations.

If we fail to develop and diversify our website features, functionality and product and service offerings, we could lose market share.

        Internet content, user tools and business models are evolving rapidly due to low barriers to entry and continuous technology innovations. To remain competitive, we must continue to improve the ease of use, responsiveness, functionality and features of our websites, develop new products and services, and continually improve the consumer's purchasing experience. The time, expense and effort associated with such development may be greater than anticipated, and any features, functions, and products and services actually developed and introduced may not achieve consumer or advertiser acceptance or enhance brand loyalty. Furthermore, our efforts to meet changing customer needs may require the development or licensing of increasingly complex technologies at great expense. If we are unable to develop and bring to market additional features, functions, and products and services, we could lose market share to competitors, which could negatively impact our business, revenues and future growth.

Technological advances and changes in customer demands or industry standards could result in increased costs or render our products and services obsolete or less competitive.

        The market for our products and services is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. Our efforts to keep up with such advances, requirements, protocol and standards may lead to increased product and service development costs and costly changes to our procedures and methodologies. If we fail in such efforts, our products and services may become obsolete or less competitive. For instance, if we do not adhere to standards adopted by the Internet Advertising Bureau, our advertising customers may choose to purchase advertising from competing companies that meet such standards. There is no assurance that we will be successful in keeping up with technological advances and changes in customer demands and industry standards, and our failure to do so may have a negative impact on our business, prospects and financial condition.

If we are unable to compete effectively, our business, revenues and future growth may suffer.

        We contend with a variety of Internet and traditional offline competitors, including large Internet search engines and portals, automotive dealerships, automotive finance companies, new and used-car referral services, used-car classifieds and listing services, Internet travel websites, travel agents, hotel websites, home mortgage lenders and brokers, individual enthusiast websites, communities and blogs, and television, radio and print media. Many of our current and potential online and traditional store-based or print publication-based competitors have longer operating histories, more industry experience, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These current and potential competitors may be able to devote substantially greater resources to Internet websites and systems development than we can, including through acquisitions, investments and joint ventures. Our competitors may also be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently, adopt more aggressive pricing or devote more resources to marketing and promotional campaigns. In addition, traditional store-based and print publication-based retailers are able to offer customers the experience to see and feel products in a manner that is not possible over the Internet.

        We believe our principal competitors include:

  •
  companies that provide specialized consumer information websites, particularly in the automotive, travel and leisure, and home-related categories;

  •
  automotive manufacturer websites;

  •
  enthusiast websites in specific categories, including message boards, blogs and other enthusiast websites maintained by individuals;

  •
  horizontal websites, portals and search properties such as AOL, Ask.com, CNET, Google, MSN and Yahoo!;

  •
  traditional advertising channels, including television, radio, newspapers and magazines; and

  •
  brick-and-mortar vendors who compete against our e-commerce services, including automobile dealers, travel agents, mortgage brokers and classified ads.

        Our licensing divisions compete with other software and system sources. Jelsoft, the developer of our vBulletin software, primarily competes with open source community forum software, while principal competitors of our Autodata Solutions division include internal technology departments, ad agencies and systems integrators such as IBM, Oracle and Capgemini.

        We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures may result in increased marketing costs, decreased prices for our products and services, decreased website traffic and loss of market share, which would adversely affect our business, revenues and future growth.

We may not succeed in establishing our businesses abroad, which may limit our future growth.

        One potential area of growth for us is in the international markets. However, we cannot be certain that we will be successful in introducing or marketing our services abroad. In addition, there are risks inherent in conducting business in international markets, such as:

  •
  adaptation of products and services to foreign customers' preferences and customs;

  •
  application of foreign laws and regulations to us, including with respect to the sale, marketing and distribution of automotive, automotive finance, travel and leisure, home and home improvement, and related products and services;

  •
  changes in foreign political and economic conditions;

  •
  tariffs and other trade barriers, fluctuations in currency exchange rates and potentially adverse tax consequences;

  •
  language barriers;

  •
  difficulties in managing or overseeing foreign operations; and

  •
  education of consumers and dealers who may not be familiar with online media, advertising and e-commerce.

        Our inability to expand and market our products and services abroad may have a negative effect on our business and future growth.

The locations of our users expose us to foreign privacy and data security laws and may increase our liability, subject us to disparate legal standards, increase our compliance costs and require us to modify our practices.

        Users of our websites, and our travel-related websites in particular, are located in the United States and around the world. As a result, we collect and process the personal data of individuals who live in many different countries. Privacy regulators in some of those countries have publicly stated that foreign entities (including entities based in the United States) may render themselves subject to those countries' privacy laws and the jurisdiction of such regulators by collecting or processing the personal data of those countries' residents, even if such entities have no physical or legal presence there. Consequently, we may be held to be obligated to comply with the privacy and data security laws of such foreign countries. Our exposure to foreign countries' privacy and data security laws impacts our ability to collect and use personal data, increases our legal compliance costs and may expose us to liability. As such laws proliferate, there may be uncertainty regarding their application or interpretation, which consequently increases our exposure to potential compliance costs and liability. Even if a claim of noncompliance against us does not ultimately result in liability, investigating or responding to a claim may present significant costs. Future legislation may also require changes in our data collection practices, which may be expensive to implement.

        On February 2006, the European Union, or EU, adopted the Directive on the Retention of Communication Data. The EU Member States, such as the United Kingdom, have until February 2009 to ensure that their national laws conform with the Directive. The Directive will require that all "providers of publicly available communication services" store and retain communications data for law enforcement purposes for up to 24 months. The data covered by the Directive will include Internet access records, email addresses, and possibly data relating to chat rooms. Such data must be kept for a minimum of six months from the date of the communication in question, and individual Member States may extend the retention period to 24 months. This Directive, if applicable to us, may require us to make significant expenditures in order to ensure compliance.

        In addition, several European countries, including France, Germany and Italy, are increasing enforcement of legislation prohibiting unsolicited email marketing in the EU without explicit prior consent. Such stepped-up enforcement activities may adversely impact our ability to market our services in these countries in a cost-effective manner and thus could negatively affect our business in Europe.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position.

        Our ability to compete depends upon our proprietary systems and technology. We rely on trademark, trade secret and copyright law, confidentiality agreements and technical measures to protect our proprietary rights. As part of our confidentiality procedures, we generally enter into confidentiality agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure you that the steps taken by us will prevent misappropriation of our intellectual property or that the agreements we have entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, our use of open source software in our distributed software products could result in an obligation to disclose our proprietary source code to third parties. Though we use commercially available software tools to help avoid triggering the distribution obligations commonly found in open source software products, these tools are not always reliable and therefore we cannot be certain that our software complies with the terms of all relevant open source licenses. Misappropriation of our intellectual property may deprive us of competitive advantages in the form of brand awareness or user-friendly technological innovations. In addition, litigation, while necessary to enforce or protect our intellectual property rights or to defend litigation brought against us, could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits.

Our business may be harmed by third-party claims, including claims of intellectual property infringement.

        Our products and services may increasingly be subject to third-party claims of intellectual property infringement as the number of our products, services and competitors increases, as the functionalities of products and services in our markets overlap, and as the patenting of software functionality becomes more widespread. There can be no assurance that our internally developed or acquired products and services do not infringe or otherwise violate the intellectual property rights of third parties. On November 30, 2007, Autobytel, Inc. filed a claim for patent infringement against us and three other unrelated companies in the United States District Court for the Eastern District of Texas, related to our delivery of automotive leads to dealers. From time to time, we have received letters from customers demanding indemnity or otherwise reserving their right to indemnity with respect to patent infringement lawsuits brought by third party patent holders. Such claims for indemnity could cause us to invest considerable resources defending these suits. In addition, we may be required to pay damages and attorney's fees which could adversely affect our business. Furthermore, we license some of our content and software from third parties and may therefore be exposed to infringement actions if such parties do not possess the necessary intellectual property rights. In addition, certain of our domain names for our automotive enthusiast websites include trademarks or trade names of automotive manufacturers, with which we currently have no formal licensing arrangements. For example, we received a letter from an automotive manufacturer informing us of its need to police the use of its trademark and its willingness to enter into a royalty-free, limited-duration license which would cover our ongoing use of the mark in certain of our automotive enthusiast website domain names. We are currently in discussions with the auto manufacturer regarding the terms of the license. Though this particular license may ultimately be on favorable terms to the Company, we cannot guarantee that we will be able to continue to use trademarks owned by others in our domain names on favorable terms. The receipt of a notice alleging infringement may require, in some situations, that a costly opinion of counsel be obtained to prevent a successful claim of intentional infringement.

        The fact that we make products, services and content available to our customers through the Internet as part of our business also creates the potential for third parties to make other types of claims against us. We could face liability for products or services sold over the Internet. In addition, we could be exposed to liability relating to third-party information that may be accessible directly through our websites, through links on our websites to other websites, or other content or materials that members may post in chat rooms or bulletin boards. Potential claims could, for example, be made for defamation, negligence, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services, as well as traditional print publications.

        Regardless of the merits, responding to any third-party claim can result in the expenditure of significant time, costs and other resources in investigating and defending against such a claim, costly litigation, diversion of the efforts and attention of management and other employees, delays in releasing new or upgrading existing services, or implementation of measures to reduce our exposure to liability, which may limit the attractiveness of our products or services to consumers and others. In the event of a successful claim against us for intellectual property infringement, we may be required to pay significant monetary damages, including treble damages if we are held to have willfully infringed on the intellectual property of the claimant, to discontinue the use and sale of the infringing products or services, to expend significant resources to develop non-infringing technology and/or to enter into royalty and licensing agreements that might not be available or available on acceptable pricing and other terms. If a successful claim for intellectual property infringement were made against us and we failed to develop or license a commercially viable substitute technology, our ability to provide then-existing products and services, or future products or services, could be harmed. In addition, our insurance may not cover, or may not adequately cover, all potential third-party claims to which we are exposed. Any imposition of liability on us that is not covered by insurance or is in excess of our insurance coverage could require use of our available cash, which could adversely impact our business, operating results and financial condition.

If we are unable to obtain or maintain key website addresses, our ability to operate and grow our business may be impaired.

        Our website addresses, or domain names, are critical to our business. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

Government regulations and legal uncertainties concerning the Internet could hinder our business operations.

        Laws applicable to e-commerce, online privacy and the Internet generally are becoming more prevalent. New laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries that could limit our business flexibility or cause us to incur higher compliance costs. Such laws and regulations may address:

  •
  user privacy;

  •
  freedom of expression;

  •
  information security;

  •
  pricing, fees and taxes;

  •
  content and the distribution of content;

  •
  intellectual property rights;

  •
  characteristics and quality of products and services;

  •
  taxation; and

  •
  online advertising and marketing, including email marketing and unsolicited commercial email.

        There can be no assurance that future laws will not impose taxes or other regulations on Internet commerce, which could substantially impair the growth of e-commerce and harm our business, results of operations and financial condition. The nature of such laws and regulations and the manner in which they may be interpreted and enforced is uncertain. The adoption of additional laws or regulations, both domestically and abroad, may decrease the popularity or impede the expansion of e-commerce and Internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability, which, in turn, could adversely affect our business. Furthermore, the applicability of existing laws to the Internet is unsettled with regard to many important issues, including intellectual property rights, export of encryption technology, personal privacy, libel and taxation. It may take years to determine whether and how such existing and future laws and regulations apply to us. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations, our business could be harmed.

        Changes in the legal regulation of the Internet may have specific negative effects on our business and operating results. For example, we may be considered to "operate" or "do business" in states where our customers conduct their business, resulting in regulatory action. Alternatively, we may be subject to claims under state consumer protection statutes if our customers are dissatisfied with the quality of our services, customer referrals or contract cancellation policies. These claims could result in monetary fines or require us to change the manner in which we conduct our business, either of which could adversely affect our business and operating results. Any of these types of claims, regardless of merit, could be time-consuming, harmful to our reputation and expensive to litigate or settle.

        Federal and state legislation regulating email communications and Internet advertising, such as recently proposed or adopted privacy-related laws that restrict or prohibit unsolicited email (commonly known as "spam") may adversely affect our ability to market our services to consumers in a cost-effective manner. Violation of such laws may result in monetary fines or penalties or damage to our reputation. The CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with sending commercial email. In addition, the language of CAN-SPAM contains ambiguities, not all rules implementing CAN-SPAM have yet been promulgated, and courts have not yet interpreted key provisions of CAN-SPAM. Depending on how the law is interpreted and applied, CAN-SPAM may impose significant costs and burdens on our email marketing practices.

The increased security risks of online advertising and e-commerce may cause us to incur significant expenses and may negatively impact our credibility and business.

        A significant prerequisite of online commerce, advertising, and communications is the secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet, consumer identity theft and user privacy have been significant barriers to growth in consumer use of the Internet, online advertising, and e-commerce. A significant portion of our sales is billed directly to our customers' credit card accounts. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information. Encryption technology scrambles information being transmitted through a channel of communication to help ensure that the channel is secure even when the underlying system and network infrastructure may not be secure. Authentication technologies, the simplest example of which is a password, help to ensure that an individual user is who he or she claims to be by "authenticating" or validating the individual's identity and controlling that individual's access to resources. Despite our implementation of security measures, however, our computer systems may be potentially susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the Internet, our businesses could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies that maintain data on California residents to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Internet fraud has been increasing over the past few years, and fraudulent online transactions, should they continue to increase in prevalence, could also adversely affect the customer experience and therefore our business, operating results and financial condition.

If we fail to detect click-through fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.

        We are exposed to the risk of fraudulent clicks on our advertisements by persons seeking to increase the advertising fees paid to us. Click-through fraud occurs when a person clicks on an advertisement displayed on our website in order to generate revenue to us and to increase the cost for the advertiser. If we are unable to monitor and prevent this type of fraudulent activity, we may have to issue retroactive refunds of amounts previously paid to us if any such fraud is later detected. Such fraud could lead advertisers to become dissatisfied with our advertising programs, which, in turn, could lead to a loss of advertisers and revenue.

We depend on key management, technical and marketing personnel for continued success.

        Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Robert Brisco, our Chief Executive Officer. Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and Internet marketing personnel in a highly competitive employment market. As we develop and acquire new products and services, we will need to hire additional employees. Our inability to attract and retain well-qualified managerial, technical and Internet sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors' views of us.

        Implementing and maintaining adequate internal financial and accounting controls and procedures to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, identifying areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. Furthermore, we may encounter difficulties in assimilating or integrating the internal controls, disclosure controls and information technology infrastructure of the businesses that we have acquired or may acquire in the future. The changes we implement may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could impair our ability to operate our business. In addition, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event, including future terrorist attacks or acts of war.

        Significant portions of our operations are located in California, which is susceptible to earthquakes and other natural disasters. In addition, our operations are susceptible to "rolling blackouts," fire, floods, telecommunications failures, break-ins, and other natural disasters. The terrorist attacks of September 2001 disrupted global commerce, and the continued threat of future terrorist attacks, acts of war, or governmental responses to terrorist actions or acts of war may also cause future disruptions. The proximity of our offices in El Segundo, California to high-value targets, such as the Los Angeles International Airport, could, in the event of war or a terrorist attack, result in damage to, or the destruction of, such offices, as well as the permanent or temporary loss of key personnel. Our disaster recovery plans are not designed to handle such catastrophic events, and our insurance coverage may not adequately reimburse us for any damages suffered as a result of a terrorist attack or act of war.

        We maintain complex and secure hosting facilities at our Los Angeles, California co-location facilities and at our headquarters for some staging and production functions. As we grow in website traffic and utilization, we must maintain adequate capacity in our computer systems to cope with the volume of visitors. Despite vigilant preparations, our servers are susceptible to interruption from a number of factors, including capacity constraints, power outages and damage from fire, earthquake, flood, break-ins, sabotage, telecommunications breakdown and other uncontrollable events. Our information technology platform is an integration of complex technologies, consisting of proprietary technologies, commercially licensed technologies and other sources. Although our systems are designed to minimize downtime, we cannot assure that service levels will be maintainable during periods of unpredictably high website traffic or all possible disaster situations. Users of the Internet must also rely on online service providers. A significant outage or interruption in a third-party system could severely disrupt traffic to our websites, harming our business, operating results and financial condition. Although we maintain business interruption insurance for a direct loss of utilities or damage to property, such insurance may not be sufficient to compensate us fully for any damage resulting from a prolonged interruption.

Risks Related to the Online Automotive Industry

Downward cycles in automotive sales or the overall economy have had, and may continue to have, a material impact on our online automotive businesses.

        Negative cycles in the automotive industry directly affect our automotive websites' traffic and revenues. Downturns in automotive sales, which are driven by factors such as interest rates, inflation rates, fuel prices, and consumer spending, are characterized by diminished product demand, excess capacity and lower average selling prices. The automotive industry has generally been in a downward cycle beginning in the second half of 2006. This downward trend negatively affected our revenues beginning approximately in the fourth quarter of 2006 as automotive advertisers tightened their budgets. We cannot predict when this industry downturn will end or reverse. If the downturn in the demand for automobiles continues, or there is a downturn in general economic conditions, as is currently ongoing, there will likely be further reduced demand for our automotive-related products and services, which would materially harm our business and resulting financial condition.

We rely on a network of automotive manufacturers and dealerships to provide essential data, the loss of which would negatively impact our business, operating results and financial condition.

        To enhance our products and services in the automotive sector, we rely on our Autodata Solutions division to provide content for our CarsDirect.com and Autos.com websites, including prices, configuration data, competitive comparison data and editorials. Our Autodata Solutions division compiles information concerning the automotive industry in a timely fashion based on data that it receives from an extensive network of automotive manufacturers and dealerships. If our Autodata Solutions division were to lose some or all of those relationships, it might be unable to obtain and compile this information as effectively or at all. The resulting loss of relevant content for our automotive websites would adversely affect the operation of those websites, negatively impacting our business, operating results and financial condition.

Consumers may choose to deal directly with dealers rather than use our direct new vehicle brokering services.

        Consumers may decide to transact directly with dealers and could thereby achieve greater cost savings in the purchase or lease of an automobile rather than purchase or lease through CarsDirect.com. If increasing numbers of consumers were able to achieve better pricing by negotiating directly with dealers rather than using CarsDirect.com, the revenues we generate from our direct new vehicle brokering business could decline.

If we experience dealer attrition in our customer referral model, the revenues derived from that model could be adversely affected.

        Users of our automotive website in search of new cars or special automotive financing packages have the option of receiving a price quote from retail dealers in their area who participate in our customer referral network. This customer referral model generates revenue in the form of a fee paid by the dealer to us for each customer referral by us. In the course of our business, we experience some attrition as dealers end their participation in our customer referral model. Participating dealers may terminate their relationship with us with only limited notice for any reason, including an unwillingness to accept our pricing or other terms or as a result of joining alternative advertising programs. We cannot assure you that dealers will not terminate their agreements with us. If dealer attrition increases or the number of new car or special automotive financing customer referrals accepted from us by dealers decreases and we are unable to add new dealers to mitigate the attrition or decrease in number of accepted referrals, our revenues could be negatively affected. A significant factor affecting dealer attrition is our ability to provide dealers with new car or special automotive financing customer referrals at prices acceptable to dealers and that result in high closing ratios. The closing ratio is the ratio of the number of vehicles purchased at a dealer generated from customer referrals to the total number of customer referrals sent to that dealer. A reduction in the number of active dealers in our referral network or in the services dealers receive from us (and therefore the fees they pay to us) could result in a decrease in our revenues and therefore negatively affect our business, operating results and financial condition. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, the revenues of our online automotive businesses would decline, which would negatively affect our business, operating results and financial condition.

Our revenues, which have declined in part due to reductions in advertising spending by automotive advertisers, would further decline if any automotive manufacturer terminates or further reduces its advertising relationship with us.

        We rely on several automotive manufacturers for the majority of our automotive advertising revenues. However, we may not be able to retain our manufacturer relationships on acceptable terms. In addition, several of the contracts we have with automotive manufacturers permit the manufacturer to terminate the contract without cause and upon short notice. Given the limited number of automotive manufacturers, if we were to fail to preserve our manufacturer relationships and were unable to procure supplemental sources of advertising, our revenues would decline, which would cause our business, operating results and financial condition to suffer.

We may be subject to additional state motor vehicle broker or dealer laws and regulations for which compliance could be costly or could require material changes to our current operations. If we fail to comply, we could be subject to fines or penalties or be prohibited from conducting particular business activities in certain states.

        All states comprehensively regulate vehicle sales and lease transactions, including by imposing strict licensure requirements for dealers and, in some states, brokers. Most of these laws and regulations were drafted prior to the emergence of Internet-based motor vehicle purchase and lease transactions and specifically address, we believe, only traditional vehicle purchase and lease transactions. Nevertheless, these laws and regulations are broadly drafted and may be interpreted by courts or regulatory agencies to apply to our business activities. We are licensed as an automotive broker or dealer with the Departments of Motor Vehicles in those states where we believe licenses are required for our direct new vehicle brokering channel, including California. If we are found to be subject to any laws or regulations in one or more states where our direct new vehicle brokering business is not in compliance, we could be subject to civil or criminal penalties, required to make potentially costly changes in the conduct of our direct new vehicle brokering business or be temporarily or permanently prohibited from engaging in our direct new vehicle sales business in that state or states, any of which would have an adverse affect on our online automotive businesses.

        We cannot predict whether any potentially adverse federal or state legislation or rules for Internet vehicle sales and services will be adopted in the future. Although we believe that future federal and state regulatory initiatives, including those related to motor vehicle brokering and services, will clarify the regulatory environment for Internet companies, enactment of adverse state legislation in one or more states or the passage of unfavorable preemptive federal legislation is possible and, if enacted or passed, could potentially limit our activities and thus harm our business and operations.

Risks Related to the Online Travel Industry

Declines or disruptions in the travel industry or general economic downturns could reduce revenues.

        The health of the travel industry affects our travel websites. Travel expenditures are sensitive to business and personal discretionary spending and decline with downturns in the economy. The travel industry experienced an extended downturn beginning in 2001, and there is a risk that a future downturn, or extended weak demand for travel, could adversely affect the growth of our travel websites. Events or weaknesses in the travel industry that could negatively affect our business include price escalation in the airline industry or other travel-related industries, airline or other travel-related strikes, airline bankruptcies or liquidations, fuel price increases, catastrophic natural events or bad weather, and foreign-currency fluctuations that increase travel costs relative to the traveler's home currency. Additionally, travel expenditures are sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel may involve health-related risks. These effects, depending on their scope and duration, which we cannot predict with any certainty, could significantly impact our long-term operating results or financial condition.

We rely on our relationships with travel suppliers for revenue and on travel service providers for content.

        Our travel business depends in part on suppliers of travel services using our websites to market and sell their products and services. However, we cannot assure that we will be able to maintain our relationships with these travel suppliers. For example, travel suppliers could choose to market and sell their products and services through other distribution channels or directly to consumers. If we are unable to preserve these relationships with travel suppliers, the revenues of our online travel businesses could be negatively impacted.

        We rely on travel service providers to upload their listings onto our websites, such as Vamoose.com, VacationHomes.com and BBOnline.com. In order to provide a compelling service, we must continue to attract travel service providers to our websites and maintain relationships with those providers. We cannot guarantee that travel service providers will be attracted to our websites or that they will be sufficiently satisfied with our services to continue to upload listings. Our terms of service give the provider the right to cancel services and remove its listings from our websites at any time. Cancellation by a significant number of travel service providers would reduce the content available on our travel websites and thereby impair our business.

Risks Related to the Online Home-Related Industries

Our home-related websites depend in part on the real estate industry, which is cyclical.

        The real estate industry, which is cyclical, directly affects the success of our online home-related businesses. The economy is currently experiencing a downturn in the real estate industry. Overall, trends in the real estate sector are unpredictable, and as a result, our prospects in this area are also unpredictable. An economic recession, unfavorable taxation laws and regulations, higher credit standards, increased interest rates, increased unemployment, lower consumer confidence, lower wages or sociopolitical instability could decrease public confidence in the general economy and cause consumers to reduce their activity in the real estate sector, thus negatively impacting the real estate market and our online home-related businesses.

        Interest rate fluctuations in particular may significantly reduce consumers' desire or ability to purchase new homes with mortgages or to refinance existing home mortgage loans. Changes in mortgage interest rates and varying demands for housing impact the home loan mortgage industry. Rising mortgage interest rates usually result in a decreased demand for purchase-money and refinanced home mortgage loans, particularly where many homeowners have already secured initial home-purchase financing or refinanced their existing home mortgage loans during a prior low interest rate environment. This uncertainty can have a negative effect on our ability to make mortgage referrals to, and generate advertising from, our mortgage lender customers, which can, in turn, have an adverse affect on our business, operating results and financial condition.

Our business may be harmed if we do not comply with federal, state and local laws governing the real estate and mortgage industry.

        Our mortgage referral services and some of our mortgage content websites are governed by specific federal, state and local laws, including the Real Estate Settlement Procedures Act, or RESPA, state and local real estate and mortgage broker licensing laws, federal and state laws prohibiting unfair and deceptive acts and practices, and federal and state advertising and "Do Not Call" laws. RESPA prohibits the payment or receipt of fees for the referral of business related to, as well as fee shares, splits, and unearned fees in connection with the provision of, residential real estate settlement services, including real estate and mortgage brokerage services. RESPA permits payments pursuant to cooperative brokerage and referral arrangements or agreements between real estate agents and brokers. RESPA also permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or facilities furnished or the services performed, excluding the value of any referrals that may be provided in connection with such goods, facilities or services. Moreover, because we are an aggregator of rate and other information, we may be subject to federal and state laws and regulations that provide broad rights to consumers to pursue private claims to address grievances arising from financing transactions, and that impose restrictions on the advertisement of credit terms. Our noncompliance with the requirements established by any of these laws and related regulations could subject us to revocation of required licenses, indemnification liability, class action lawsuits, administrative enforcement actions and civil and criminal liability.

        Many of our customer referral activities for our lender partners are subject to a variety of federal and state laws and regulations, including federal truth in lending, consumer lending, and equal credit opportunity laws, as well as state usury and other laws. Any failure to comply with these laws, our entry into jurisdictions with more stringent regulatory requirements, or any adverse change in these laws, whether by the adoption of new laws or changes in the interpretation of existing laws, could subject us to fines and penalties or mandated changes in the conduct of our business, and could impair our business reputation, all of which could cause our business, operations and financial condition to suffer.

Risks Related to Our Class A Common Stock

The stock price of our Class A common stock may be volatile.

        The market price of our Class A common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

        Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our Class A common stock.

        In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Future sales of shares of Class A common stock by existing stockholders could cause our stock price to decline.

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the expiration of certain contractual lock-up arrangements and the lapse of other restrictions on resale, the trading price of our Class A common stock could decline.

        In connection with the initial public offering of our Class A common stock, Thomas Weisel Partners LLC as representative of the underwriters entered into lock-up agreements with our directors, executive officers, and certain stockholders, restricting sales and other transfers of these stockholders' shares for 180 days after the date of the prospectus, dated November 16, 2007, included in our Registration Statement on Form S-1 (File No. 333-144750). Thomas Weisel Partners LLC may in its sole discretion permit these stockholders to sell shares prior to the expiration of the lock-up. Also in connection with the offering, substantially all of our other stockholders agreed with us that they will not sell or otherwise transfer any shares of our common stock or our other securities for the same 180-day period. We agreed with the underwriters that we would not release any of these stockholders from the foregoing arrangement. In addition, Idealab Holdings, L.L.C. agreed with us that it would not sell, transfer or pledge its shares, subject to certain exceptions, for a period commencing upon the expiration of the underwriters' lock-up.

        As of December 31, 2007, we had 40,177,834 shares of Class A common stock and 3,025,000 shares of Class B common stock outstanding. Of these shares of our common stock, only 6,564,244 shares of Class A common stock were freely tradable without restriction in the public market. At various times after the above lock-up arrangements expire, the following additional shares will be available for sale in the public market:

  •
  Up to 33,613,590 shares of Class A common stock, of which 18,624,089 are held by directors, executive officers and other affiliates, subject in some cases to various vesting agreements and to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended;

  •
  3,025,000 shares of Class B common stock (which upon sale will automatically convert to shares of Class A common stock on a one-to-one basis), subject to volume and other restrictions under Rule 144 under the Securities Act; and

  •
  1,717,882 shares currently subject to outstanding options under our 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan and 1,904,313 shares currently subject to outstanding warrants, to the extent permitted by the provisions of various vesting agreements and subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

        Subject to certain conditions, holders of 19,813,259 shares of Class A common stock, warrants to purchase up to 1,904,313 shares of Class A common stock, and 2,000,000 shares of Class A common stock issuable upon conversion of shares of Class B common stock have certain demand and piggyback registration rights. If we register these shares of Class A common stock, the stockholders would be able to sell such shares freely in the public market. All of these shares are subject to certain of the lock-up agreements restricting their sale as described above.

        If the above shares were sold, the options and warrants were exercised and the underlying shares sold, or it is perceived that such shares will be sold in substantial amounts in the public market, the trading price of our Class A common stock could decline.

Our dual-class capitalization structure and the heavy concentration in our ownership impose limits on the control exercisable by holders of our Class A common stock, and conversion features of our Class B common stock may dilute the holders of our Class A common stock.

        We have a dual-class capitalization structure, which substantially reduces the effect of the votes of holders our Class A common stock and poses a significant risk of dilution to such holders. Idealab Holdings, L.L.C., through its ownership of our Class A common stock and exclusive ownership of our Class B common stock, controls approximately 68% of the votes represented by our Class A common stock, on an as-converted basis, and Class B common stock outstanding as of December 31, 2007. Thus, Idealab Holdings, L.L.C. is able to influence or control matters requiring approval of our stockholders, including the election of directors and the approval of mergers, acquisitions and other significant corporate transactions. Idealab Holdings, L.L.C. may have interests and goals that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, each share of our Class B common stock is convertible at any time at the option of Idealab Holdings, L.L.C. into one share of Class A common stock, and each share of our Class B common stock transferred to a holder unaffiliated with Idealab Holdings, L.L.C. would be automatically converted into Class A common stock upon transfer. All shares of Class B common stock would be automatically converted into Class A common stock if Idealab Holdings, L.L.C., together with certain affiliates, ceases to hold and have the right to direct the vote of at least 15% of our outstanding capital stock. Conversion of our Class B common stock into Class A common stock would dilute holders of our Class A common stock in terms of percentage ownership and voting power within the class of Class A common stock, although the overall percentage ownership of each share of Class A common stock in our company as a whole would remain unchanged and the overall percentage voting power of each share of Class A common stock in our company as a whole would increase. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Potential acquisitions may dilute stockholder ownership and have an adverse effect on earnings.

        Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities would dilute potential ownership interests. Future acquisitions may also decrease our earnings or earnings per share, and the benefits derived from an acquisition might not outweigh the dilutive effect of the acquisition. In addition, we may incur significant cost or suffer adverse tax and accounting consequences in connection with any future acquisitions. Furthermore, depreciation and amortization expense could increase due to future acquisitions. Such financial costs would adversely affect our overall financial condition.

Our potential need to raise additional capital in the future may result in limited financial flexibility and dilution to holders of our Class A common stock.

        We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as developing future products and services, increasing capital, acquiring businesses, and responding to competitive pressures. Any debt incurred for these objectives could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. The use of operating funds to cover debt service obligations and any security interests also could limit our financial flexibility. Any additional capital raised through the sale of equity or convertible debt securities may dilute stock ownership. Furthermore, future debt or equity financing may not be available on favorable terms, if at all. If future financing is not available, or is not available on acceptable terms, we may not be able to raise additional capital, which could significantly limit our ability to implement strategic business plans. In addition, we may issue securities, including debt securities that may have rights, preferences and privileges senior to our Class A common stock.

Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may adversely affect the trading price of our Class A common stock.

        Provisions in our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us or changes in our management that our stockholders may consider favorable. For example, these provisions:

  •
  provide that our Board of Directors may elect a director to fill a vacancy, including vacancies created by the expansion of our Board of Directors;

  •
  authorize our Board of Directors to issue "blank check" preferred stock, allowing our Board of Directors, without further stockholder approval, to attach special rights, including voting and dividend rights, to this preferred stock and thereby making it more difficult for a third party to acquire us;

  •
  prohibit stockholder action by written consent following the date on which Idealab Holdings, L.L.C. and certain of its affiliates collectively cease to hold and have the right to direct the vote of at least 15% of the shares of our outstanding capital stock, which means that, after such date, all stockholder actions must be taken at a meeting of our stockholders;

  •
  prohibit stockholders from calling a special meeting of our stockholders; and

  •
  establish advance notice requirements for nominations of candidates for our Board of Directors or for proposing matters that can be acted upon by stockholders at a meeting of our stockholders.

        Additionally, we are subject to Section 203 of the Delaware General Corporation Law which, subject to some exceptions, prohibits "business combinations" between a publicly held Delaware corporation and an "interested stockholder." An "interested stockholder" is generally defined as a stockholder who owns 15% or more of a corporation's outstanding voting stock, any stockholder associated or affiliated with the corporation, who owns or within three years prior to the determination of interested stockholder status did own 15% or more of the corporation's voting stock, or the affiliates or associates of any such stockholder. Section 203 could have the effect of delaying, deferring or preventing a change of control of our company that our Class A stockholders might consider to be in their best interests.

We do not intend to pay dividends in the foreseeable future.

        For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our financial condition and operating results, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in El Segundo, California, where we occupy approximately 54,000 square feet of office space under a lease that expires in March 2010. These facilities comprise our headquarters, including our administration, operations, technology, and sales and marketing departments.

        We lease facilities in London, Ontario, Canada, which includes approximately 35,000 square feet, pursuant to six separate lease agreements with options to extend the lease terms to 2010. These facilities are used by our Autodata Solutions division for all operating functions. We also lease approximately 1,000 square feet in Pangbourne, England through our Jelsoft subsidiary, and small amounts of space (under 1,000 square feet) in several states for various operating and regulatory purposes.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

        On November 30, 2007, Autobytel, Inc. filed a lawsuit against the Company and three other unrelated companies in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain of our systems related to delivery of automotive leads violates its U.S. Patent No. 6,282,517 entitled "Real Time Communication of Purchase Requests". Autobytel Inc. is seeking unspecified damages, attorneys fees and costs, and a permanent injunction against the Company. We believe our defenses and counterclaims are meritorious, but we cannot predict the outcome of this matter, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flow. Even if we are successful in defending the lawsuit, we may incur substantial costs and diversion of management time and resources to defend the litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We submitted the following matters to our stockholders for their approval during the fourth quarter of our fiscal year ended December 31, 2007:

        On October 24, 2007, the holder of 9,892,421 shares of our Class A common stock on an as-converted basis and 3,025,000 shares of Class B common stock approved by written consent pursuant to Section 228 of the Delaware General Corporation Law a Form of Director and Officer Indemnification Agreement to be executed with each of our directors and executive officers and with other employees as determined by the Board. With certain exceptions, these agreements provide for indemnification for related expenses, including among other things, attorneys' fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding relating to their status at the Company.

        On October 26, 2007, November 1, 2007 and November 8, 2007, in connection with the initial public offering of our Class A common stock, the holders of 16,772,717 shares of Class A common stock, on an as-converted basis, and 3,025,000 shares of Class B common stock granted Robert N. Brisco and B. Lynn Walsh proxies for the purposes of, among other things, approving a reverse stock split and restated certificate of incorporation. The pricing committee of the Board subsequently determined the reverse stock split to be 1-for-2. The split occurred following the conversion of our Series A, Series B, Series C, Series D and Series E preferred stock and Class C and Class D common stock into shares of Class A common stock on a one-to-one basis prior to the consummation of our initial public offering.

        On October 26, 2007, November 6, 2007 and November 8, 2007, the holders of 16,772,717 shares of Class A common stock, on an as-converted basis, and 3,205,000 shares of Class B common stock granted Robert N. Brisco and B. Lynn Walsh proxies to approve the 2007 Equity Plan, which provides for an aggregate of 1,868,251 shares of Class A common stock to be available for awards, subject to annual increases of up to 1,500,000 shares for five years beginning in 2009. The number of shares of available under the 2007 Equity Plan may be further increased by certain shares awarded under the 2007 Equity Plan, the 1998 Stock Plan, or the 2000 Stock Plan that are surrendered or forfeited after the effective date of the 2007 Equity Plan. The maximum number of shares available for awards will not exceed 12,282,006 and unless earlier terminated by the Board, the 2007 Equity Plan will expire on October 23, 2017 and no further awards may be granted after that date.

Executive Officers of the Registrant

        The following table sets forth information about our executive officers as of March 11, 2008:

Name	Age	Position
Robert N. Brisco	45	Chief Executive Officer, President and Director
Alexander Emil Hansen	59	Chief Financial Officer
Debra S. Domeyer	48	Chief Technology Officer
Charles E. Hoover	43	Chief Marketing Officer
Lisa Morita	45	Chief Operating Officer
B. Lynn Walsh	50	Executive Vice President of Corporate Development and General Counsel

        Mr. Brisco has served as Chief Executive Officer, President, and Director since 1999. From 1998 to 1999, Mr. Brisco served as the President of Universal Studios Hollywood Theme Park, an entertainment company, and Citywalk, an entertainment and shopping complex. Prior to Universal, Mr. Brisco was Senior Vice President of Advertising, Marketing, and New Business Development for The Los Angeles Times, a newspaper company, from 1993 to 1998. Prior to that, Mr. Brisco was a consultant with McKinsey & Co. and the Boston Consulting Group, where he specialized in media and consumer products. Mr. Brisco has a B.A. from the University of Southern California and an M.B.A. from the University of California at Los Angeles.

        Mr. Hansen has served as Chief Financial Officer since November 2006. From January 2005 to June 2006, Mr. Hansen served as Chief Financial Officer at AdChek, a start-up advertising agency. From December 2003 to December 2004, Mr. Hansen served as Controller at Danone Waters of California, GROUPE DANONE's North American water business. At Danone Waters, Mr. Hansen managed the controllership functions, overseeing audits, financings, and the consolidation of business operations. From January 2002 to 2003, Mr. Hansen served as Chief Financial Officer of Quisic Corporation, a venture capital-backed eLearning service provider. In addition, for the past five years,

Mr. Hansen has been a partner of Tatum, LLC and serves as a board committee member at Tatum, LLC. Mr. Hansen is a CPA. Mr. Hansen has a B.A. from Williams College and a master's degree in Divinity from Princeton Theological Seminary.

        Ms. Domeyer served as Chief Information Officer from 1999 to 2000, and has served as Chief Technology Officer since 2000. From 1998 to 1999, she served as Vice President and Chief Information Officer at Pacific Gas & Electric Energy Services, an energy services company. From 1993 to 1997, Ms. Domeyer was Vice President of Information Systems for Times Mirror Company, a newspaper company. Ms. Domeyer has a B.A. from Loras College and a master's degree in Information Systems Technology from George Washington University.

        Mr. Hoover served as Senior Vice President of Marketing and Business Development from 2001 to 2007 and has served as Chief Marketing Officer since January 2007. He joined us in 1999. From 1998 to 1999, Mr. Hoover served as Director of Consumer Marketing of Homestore.com, an operator of real estate websites. From 1997 to 1998, Mr. Hoover served as Vice President of Marketing for PeopleLink, a provider of business-to-business community services. Mr. Hoover has a B.A. from Occidental College and an M.B.A. from Stanford University.

        Ms. Morita joined us in February 2007 as Executive Vice President and General Manager and became Chief Operating Officer in May 2007. Previously, from October 2002 to February 2007, Ms. Morita served as the Senior Vice President of Customer Care and Content Solutions at Yahoo! Search Marketing/Overture Services, an Internet company, where she was responsible for leading the customer and editorial operations that supported online advertisers. From 2001 to October 2002, Ms. Morita served as Senior Vice President and General Manager, Online Business & Marketing, at GoTo.com. As Senior Vice-President of Marketing at eMind, LLC, an online learning company serving the financial services industry, Ms. Morita led product management, marketing, advertising, customer service and public relations from 1999 to 2001. From 1993 to 1999, Ms. Morita served as Vice President of Advertising and Marketing at The Los Angeles Times. Ms. Morita has a B.A. from Occidental College and an M.B.A. from Stanford University.

        Ms. Walsh has served as Executive Vice President of Corporate Development and General Counsel since 2000. From 1998 to 2000, Ms. Walsh was a partner in the Technology group at Alston & Bird LLP in Atlanta, Georgia, where she specialized in public and private offerings of securities, mergers and acquisitions and corporate finance. From 1992 to 1998, Ms. Walsh was a partner in the Corporate and Securities group at Hunton & Williams LLC, in its Atlanta office. Ms. Walsh has a B.A. from the University of Michigan and a J.D. from Wayne State University Law School.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock has been quoted on The NASDAQ Global Market under the symbol "INET" since November 16, 2007. Prior to that time, there was no public market for our Class A common stock. As of February 29, 2008, there were approximately 678 and one stockholders of record of our Class A common stock and Class B common stock, respectively. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

        The closing price of our Class A common stock was $7.97 per share as reported by the NASDAQ Global Market on February 29, 2008.

        The following table sets forth for the indicated periods the high and low sales prices for our Class A common stock on The NASDAQ Global Market.

Fiscal Year 2007 Quarter Ended:	High	Low
December 31, 2007	$8.87	$6.44

        Our Class B common stock is neither listed nor publicly traded.

Dividend Policy

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and therefore do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors our Board of Directors deems relevant.

Unregistered Sales of Equity Securities

        The following sets forth information regarding unregistered securities sold by us in 2007.

  1.
  In 2007, we issued to our directors, officers, employees and consultants options to purchase 794,231 shares of Class A common stock with an aggregate exercise price of approximately $5,121,466 and issued approximately 344,840 shares of Class A common stock for an aggregate purchase price of $544,654 upon exercise of options. In addition, we issued to our directors and officers approximately 386,702 shares of restricted Class A common stock with an aggregate fair market value of $3,751,010.

  2.
  In November 2007, we issued 1,042,985 shares of Class A common stock to an accredited investor upon exercise of a warrant for an aggregate purchase price of $20,860.

        The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on either or both of Section 4(2) of the Act and Rule 701 promulgated thereunder with respect to paragraph 1 above and in reliance on Section 4(2) of the Act with respect to paragraph 2 above. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds

        On November 16, 2007, a registration statement on Form S-1 (Registration No. 333-144750) relating to our initial public offering of our Class A common stock was declared effective by the Securities and Exchange Commission. We commenced our offering immediately thereafter. Under this registration statement, we registered 6,000,000 shares of our Class A common stock, and another 900,000 shares subject to the underwriters' over-allotment option. The underwriters did not exercise the over-allotment option. The remaining 6,000,000 shares of Class A common stock registered under the registration statement, were sold at a price to the public of $8.00 per share for an aggregate offering price of $48 million. 2,350,115 shares were sold by us, and 3,649,885 shares were sold by the selling stockholders identified in the registration statement. The offering closed on November 21, 2007. The sole book-running manager was Thomas Weisel Partners LLC, and the co-lead manager was Jefferies & Company.

        The offering did not terminate until after the sale of all of the shares registered on the registration statement, other than those shares subject to the over-allotment option. The aggregate gross proceeds from the shares of Class A common stock sold by us were $18,800,920, and the aggregate net proceeds to the selling stockholders were $29,199,080. The aggregate net proceeds to us from the offering were $13,296,965 after deducting an aggregate of $1,316,064 in underwriting discounts and commissions paid to the underwriters and $4,187,891 in other expenses incurred in connection with the offering. No payments for such expenses were made directly or indirectly to (i) any of our officers of directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders.

        We invested the net proceeds primarily in investment-grade, interest-bearing instruments, pending their use for general corporate purposes, including funding working capital and capital expenditures, and supporting our general growth plan, which includes possible future acquisitions of complementary products, technologies and businesses.

Issuer Purchases of Equity Securities

        None.

Performance Graph

        The following graph shows the total shareholder return on an investment of $100 in cash on November 16, 2007 (the date on which our Class A common stock was first traded on the Nasdaq Global Market) (i) our Class A common stock, (ii) the Nasdaq Composite Index and (iii) the AMEX Interactive Week Internet Index, at the closing price on November 16, 2007. All values assume reinvestment of the full amount of all dividends, if any. The stockholder return shown below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any filing of Internet Brands, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	Cumulative Total Return
	11/16/07	12/31/07
Internet Brands, Inc.	$100	$87.88
Nasdaq Composite Index	$100	$100.57
AMEX Interactive Week Internet Index	$100	$99.29

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements (Item 8) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) contained elsewhere in this report.

        The consolidated statement of operations data and the consolidated statement of cash flows data for the year ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2003 are unaudited. These unaudited financial statement data reflect all adjustments consisting of normally recurring accruals necessary for a fair statement of the data for that period. The consolidated statement of operations data and the consolidated statement of cash flows data for each of the three years ended December 31, 2005, 2006 and 2007, as well as the consolidated balance sheet data as of December 31, 2006 and 2007, are derived from our audited consolidated financial statements included elsewhere in this document. The consolidated balance sheet data as of December 31, 2004 are derived from our audited financial statements not included elsewhere in this document. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(unaudited)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$42,359	$61,137	$78,073	$84,804	$89,889
Costs and operating expenses:
Cost of revenues	10,609	11,197	15,715	20,310	24,626
Sales and marketing(1)	17,806	18,647	21,081	19,025	21,026
Technology and product development(1)	4,132	3,870	5,131	6,516	7,607
General and administrative(1)	21,285	17,609	22,394	18,303	23,746
Depreciation and amortization	4,132	2,616	2,417	3,952	8,030

Total costs and operating expenses	57,964	53,939	66,738	68,106	85,034

Income (loss) from operations	(15,605)	7,198	11,335	16,698	4,855
Investment and other income	4,783	2,350	3,648	6,287	6,033

Income (loss) before income taxes	(10,822)	9,548	14,983	22,985	10,888
Provision (benefit) for income taxes	143	215	1,569	(70,082)	10,577

Net (loss) income	(10,965)	9,333	13,414	93,067	311
Less undistributed income attributable to preferred stockholders	—	(6,422)	(8,298)	(54,279)	—

Net (loss) income attributable to common stockholders	$(10,965)	$2,911	$5,116	$38,788	$311

Net (loss) income attributable to common stockholders per common share:
Basic	$(1.38)	$0.26	$0.36	$2.42	$0.01
Diluted	$(1.38)	$0.20	$0.29	$2.01	$0.01
Pro forma net income attributable to common stockholders per common share:
Basic				$2.42
Diluted				$2.23

(1)
Stock-based compensation expense is included in the line items above as follows:

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(unaudited)
	(In thousands)
Sales and marketing	$751	$33	$659	$667	$1,208
Technology and product development	242	—	94	97	$302
General and administrative	13,690	9,869	11,817	8,363	$13,685

Total	$14,683	$9,902	$12,570	$9,127	$15,195

	As of December 31,
	2003	2004	2005	2006	2007
	(unaudited)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,239	$18,042	$52,416	$43,661	$31,780
Investments, available for sale	—	114,162	85,365	107,423	64,864
Working capital	115,148	131,404	134,477	161,321	100,468
Total assets	181,193	201,183	228,786	331,384	363,428
Total current liabilities	18,187	19,132	19,636	19,175	22,884
Total stockholders' equity	163,006	182,052	209,150	312,209	340,544

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(unaudited)
	(In thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$5,321	$17,371	$29,236	$31,341	$33,947
Depreciation and amortization	4,132	2,616	2,417	3,952	8,030
Acquisitions, net of cash	—	(1,192)	(21,765)	(16,832)	(100,689)

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(unaudited)
	(In thousands)
Other Financial Data:
Adjusted EBITDA(2)	$3,210	$19,716	$26,322	$29,777	$28,080
(2)
We define Adjusted EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation, amortization of purchased intangible assets, stock-based compensation, interest expense (income) and other income. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and should be viewed as a supplement to—not a substitute for—our results of operations presented on the basis of GAAP. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our statement of cash flows presents our cash flow activity in accordance with GAAP. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance for the following reasons:

  •
  Adjusted EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest income, taxes, depreciation and amortization, and stock-based compensation, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

  •
  analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry.

Our management uses Adjusted EBITDA:

  •
  as a measure of operating performance, because it removes the impact of items not directly resulting from our core operations;

  •
  for planning purposes, including in the preparation of our internal annual operating budget;

  •
  to allocate resources to enhance the financial performance of our business;

  •
  to evaluate the effectiveness of our operational strategies;

  •
  in communications with the Board of Directors, stockholders, analysts and investors concerning our financial performance; and

  •
  as a factor in the evaluation of the performance of our management in determining compensation.

A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for each of the fiscal periods indicated, is as follows:

	Year Ended December 31,
	2003	2004	2005	2006(1)		2007
	(unaudited)
	(In thousands)
Net income (loss)	$(10,965)	$9,333	$13,414	$93,067		$311
Provision (benefit) for income taxes	143	215	1,569	(70,082	)(2)	10,577
Depreciation and amortization	4,132	2,616	2,417	3,952		8,030
Stock-based compensation	14,683	9,902	12,570	9,127		15,195
Investment and other income	(4,783)	(2,350)	(3,648)	(6,287)		(6,033)

Adjusted EBITDA	$3,210	$19,716	$26,322	$29,777		$28,080

(1)
As described in the footnotes to the consolidated financial statements, we adopted SFAS 123(R) in 2006. As a result, our income in 2006 was approximately $215,000 lower than if we had continued to account for stock-based compensation under APB 25.

(2)
As of December 31, 2006, we concluded it was more likely than not that we will realize certain deferred tax assets through expected future taxable profits. As a result, we released a valuation allowance of approximately $82.7 million, the majority of which was recognized as an income tax benefit.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        As used in this Report, references to "we," "our," "the Company" or "Internet Brands" refer to Internet Brands, Inc. and its consolidated subsidiaries unless otherwise indicated. This discussion includes forward-looking statements which are subject to certain risks and uncertainties as discussed in the preceding Item 1A, Risk Factors, of this Report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements as included elsewhere in this Report. In addition to the historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under "Risk Factors" and elsewhere in this Report. See "Cautionary Note Regarding Forward-Looking Statements."

Overview

        We are an Internet media company that builds, acquires and enhances branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. We operate a rapidly growing network of websites, currently grouped into three vertical categories: automotive, travel and leisure, and home-related. We operated 50 principal websites as of December 31, 2007. We also license our content and Internet technology products and services to major companies and individual website owners around the world.

        We operate our business in two segments: consumer Internet and licensing. During the year ended December 31, 2007, we completed 45 website-related acquisitions in our consumer Internet segment in addition to acquiring a second division in our licensing segment, for an aggregate purchase price of $99.1 million. The largest of these acquisitions is Jelsoft Enterprises Limited, the developer of vBulletin, and a global provider of Internet community bulletin board software. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform.

        Our goal is to grow the number, size and profitability of our consumer Internet and licensing businesses, and we therefore use certain performance indicators that are keyed to the elements of our growth strategy in order to manage our business and assess our operational performance:

  •
  Online Traffic.  A principal element of our strategy in expanding our consumer Internet business is expanding the size of the audiences visiting our websites. Thus, we use measures of online traffic to our portfolio of websites, such as page views and monthly unique visitors, as key performance indicators.

  •
  Consumer Internet Revenue Per View.  Increasing monetization of traffic to our websites is a key component of our growth strategy. We use Revenue Per View, or RPV, as one measure to evaluate our operational success. RPV is a measure of the average amount of advertising revenue generated per each page viewed by visitors to our websites.

  •
  Sales of Additional Licenses.  For our licensing business, we view the sale of additional licenses and related products, such as website content and user tools, to existing and new customers as a key driver of associated revenue.

  •
  Acquisitions.  We believe that acquisitions will continue to be a material determinant of our ability to expand our consumer Internet and licensing businesses. We therefore monitor our acquisitions activity, and our ability to integrate such acquisitions, to assess the success of our growth strategy.

  •
  Adjusted EBITDA.  As discussed in "Selected Consolidated Financial Data," (Item 6) we employ Adjusted EBITDA for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy—increasing audience sizes, increasing monetization of such audiences, selling additional licenses and related products, and adding and developing new websites—are yielding positive results.

        We are dependent on our three vertical website categories for most of our revenues, and are primarily dependent on our automotive website category for the bulk of those revenues. Downturns in general economic or market conditions adversely affecting this category, such as is currently ongoing, would negatively impact our business and financial condition.

Our Revenues

        We derive our revenues from two segments: consumer Internet and licensing. In our consumer Internet segment, our revenues are primarily derived from advertisers. In our licensing segment, our revenues are derived from the licensing of data and technology tools and services to automotive manufacturers and proprietary software for website communities.

Our revenues grew 6.0% from $84.8 million in 2006 to $89.9 million in 2007. The key factors influencing our growth were:

  •
  the addition of websites that we built, acquired and enhanced, which offered new advertising opportunities to our existing advertisers and facilitated new advertising relationships;

  •
  increased advertising sales on our websites as our consumer Internet audiences grew; and

  •
  increased licensing revenues from our automotive licensing customer base.

        Our revenues in the consumer Internet segment declined $4.0 million, or a 5.9% decrease, during the year ended December 31, 2007 compared to the prior year. This decline was primarily the result of reduced advertising spending by our automotive clients. Such reduced advertising spending is consistent with the industry-wide downturn in this sector. The automotive industry has generally been in a downward cycle beginning in the second half of 2006. We cannot predict how long this negative trend will continue, or when it will end or reverse; our prospects in this area are therefore unpredictable. Offsetting the decline in advertising spending by automotive dealers and manufacturers during this period was $9.0 million growth in online advertising revenues from our existing and acquired automotive enthusiast, travel and home-related websites. We expect that the businesses we acquired during the fourth quarter of 2006 and during the full year 2007 will continue to favorably impact revenues in future periods because the revenues generated by the acquired businesses will be accretive to our current revenues

        During the year ended December 31, 2007 our licensing revenues increased $9.1 million, or a 53.4% increase, as a result of additional sales to existing clients of our AutoData Solutions division and the mid-year acquisition of Jelsoft.

        Historically, our revenues have come from clients located in the United States. Sales denominated in non-U.S. currencies accounted for 7.6% of our revenues in the year ended December 31, 2006, and 12.4% of our revenues during the year ended December 31, 2007. The sales revenues we currently receive in non-U.S. currencies are generally denominated in Canadian dollars and British pound sterling. We receive a small portion of our revenue, which we believe to be an immaterial amount compared to our total revenue, from additional sources outside the United States through credit card and merchant account transactions through the Internet. In these transactions, non-U.S. currencies paid are automatically converted to U.S. dollars by credit card companies and other payment intermediaries. Due to the nature of these transactions, we are unable to quantify the amount of such revenue or determine their countries of origin.

        We expect that the revenues from customers outside the United States will increase as a percentage of total revenues as we acquire additional international websites, which attract audiences located outside the United States. In December 2007, approximately 23% of our website visitors were located outside of the United States.

Consumer Internet Revenues

        Our consumer Internet segment generates revenues through sales of online advertising and new car and automotive finance brokerage services, in various monetization formats such as cost per lead (CPL), cost per thousand impressions (CPM), cost per click (CPC), cost per action (CPA) and flat fees. Under the CPL model, our advertiser customers pay for leads generated through our websites and accepted by the customer. Under the CPM format, advertisers pay a fee for displays of their graphical advertisements, typically at an incremental rate per thousand displays or "impressions." Under the CPC model, we earn revenue based on "click-throughs" on text-based links displayed on our websites, which occur when a user clicks on an advertiser's listing. We derive revenues on a CPC model through direct sales to advertisers, as well as through various third-party advertising networks, such as Google, Yahoo! and Tribal Fusion, for which we receive a negotiated percentage of their advertising revenues. Under the CPA format, we earn revenue for consumer transactions undertaken through our websites. For example, through CarsDirect.com, we offer new car brokering services and related auto-loan brokering services and aftermarket products to consumers in 32 states, for fees that are negotiated with and paid to us by auto dealers and lenders. Advertisers who purchase our flat-fee formats generally subscribe on a fixed-fee basis for a listing on one of our websites.

        We vary our advertising formats based on consumer and advertiser preferences in a particular category and our ability to optimize revenue yields. For example, we sell display advertising directly to automotive manufacturers and home improvement advertisers on a CPC or CPM basis, and consumer auto and auto finance leads to auto dealers and mortgage leads to lenders on a CPL basis. We typically invoice our advertisers for display ads and CPL products on a monthly basis after we have run the ads or delivered the leads. Our contracts with these advertisers are typically on a multiple-month basis and are cancelable on 60 days or less notice. We offer mortgage rate listings to mortgage lenders and brokers on a monthly flat-fee basis and classified used-car listings for dealers and consumers for tiered fees on a monthly or "list until you sell" basis. We also sell classified listings for annual flat fees to hundreds of vacation rental property owners and managers and bed and breakfast owners. Advertisers typically pay flat fees by credit card, PayPal or similar online payment service, utilizing online "self serve" tools provided on the website. Some of these flat fees are automatically renewed utilizing payment information on file with us. We do not offer refunds for mid-term cancellation of advertisements sold on a flat-fee basis. As consumer and advertiser preferences continue to evolve, we expect that we will adjust our revenue sources and mix on our websites to address those changing needs and optimize our revenue yields.

        Our advertiser base is highly diversified across our consumer categories. As of December 31, 2007, we had more than 25,000 advertising customers in our consumer Internet segment, none of which represented more than 5% of our total revenues for the year. Historically, a substantial majority of these revenues has been derived from the automotive category. As our website audiences continue to grow and diversify among consumer categories, we expect that our sources of advertising revenues also will continue to grow and diversify.

        Our consumer Internet segment revenues represented approximately 80% and 71% of our total revenues in 2006 and 2007, respectively.

Licensing Revenues

        We license customized products and services and automotive vehicle and marketing data to most major U.S., Japanese and European automotive manufacturers and other online automotive service providers. Customers typically enter into multi-year licensing and technology development agreements for these products and services, which include market analytics, product planning, vehicle configuration, management and order placement, in-dealership retail systems and consumer-facing websites.

        With our recent acquisition of Jelsoft, we also sell and license vBulletin Internet software to U.S. and international website owners. vBulletin revenues are primarily derived from software license purchases and leasing for a flat fee, as well as annual maintenance fees for customer support and software updates. Jelsoft received payments from more than 35,000 user community websites in 2007.

        Our licensing segment revenues represented approximately 20% and 29% of our total revenues in 2006 and 2007, respectively.

Expenses

        The largest component of our expenses is personnel. Personnel costs include salaries and benefits for our employees, commissions for our sales staff and stock-based compensation, which are categorized in our statements of operations based on each employee's principal function. Cost of revenues primarily consists of development costs, including personnel cost, related to the licensing business and marketing costs directly related to the fulfillment of specific customer advertising orders and our costs of hosting our websites. Sales and marketing expenses include both personnel and online marketing costs. Costs associated with online marketing have generally been increasing.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Our revenues are derived from our consumer Internet and licensing segments.

  Consumer Internet

        Consumer Internet segment revenue is earned from online advertising sales and new car and auto-finance brokerage services on a cost per impression (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) or flat-fee basis.

        We recognize revenue from the display of graphical advertisements delivered on a CPM basis as impressions are delivered. An impression is delivered when an advertisement appears in pages viewed by users. Advertisements are billed on a flat-rate basis and revenue is recognized ratably over the contracted time period, which generally varies from one to twelve months. A reserve is calculated to accrue for the under-delivery of guaranteed minimum impressions and credits.

        Revenue from the display of text-based links to the websites of our advertisers on a CPC basis, and search advertising, is recognized as "click-throughs" occur. A "click-through" occurs when a user clicks on an advertiser's link.

        Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the dealer or mortgage lender, following the execution of a service agreement and commencement of the services. Service agreements generally have a term of twelve months or less.

        New car brokerage revenue and the related auto-financing brokerage revenue and after-market sales revenue are recognized on a CPA basis. Similar to a sales commission, this brokerage revenue is recognized on a net basis in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." As contrasted to the gross revenue a car dealership would typically report, we report brokerage revenue on a net basis as we do not bear inventory or credit risk, are not involved in the specification of the product and do not change the product or perform part of the services.

        Revenue from flat-fee, listings-based services is based on a customer's subscription to the service for up to twelve months and is recognized on a straight-line basis over the term of the subscription.

  Licensing

        We enter into contractual arrangements with customers to develop customized software and content products; revenue is earned from software licenses, content syndication, maintenance fees and consulting services. Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations on our part remain. We do not offer a right of return on these products.

        Software-related revenue is accounted for in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," and interpretations. Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

        Fees for stand-alone and post-implementation development and enhancement services are fixed-bid and determined based on estimated effort and client billing rates since we can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer's previously licensed application. Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license and deferred costs are amortized over the same period as the revenue is recognized.

Business Combinations

        We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price includes the direct costs of the acquisition. Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable business assets acquired.

        We have entered into earnout agreements which are contingent on the acquired business achieving agreed upon performance milestones. Earnout payments are not based on the seller's on-going service to the Company; when the seller does provide services following the acquisitions, the cost of the seller's services is recorded as compensation expense in the period the services were performed. We account for earnout consideration as an addition to goodwill in the period earned.

Goodwill, Intangible Assets and the Impairment of Long-Lived Assets

        We assess the recoverability of the carrying value of long-lived assets. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. In addition, we assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The December 31, 2007 consolidated balance sheet includes $150.9 million of goodwill, net, $18.3 million of intangible assets, net, and $7.6 million of fixed assets, net. Management updated its analysis of goodwill, intangible assets and long-lived assets during 2007 and we determined that no impairment had occurred.

        We have acquired several companies in each of the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Stock-Based Compensation and Stock-Based Charges

        Effective January 1, 2006, we adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments," or SFAS 123(R), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003 in accordance with the prospective method and the transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee's requisite service period (the vesting period, generally four years), which we have elected to amortize on a straight-line basis. Options subject to variable accounting continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) until these awards are exercised, forfeited, modified or contractually expire..

        Under SFAS 123(R), we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 6.22 years for the expected term, 37.82% for the expected volatility, 4.72% for the risk-free rate and 0% for dividend yield for the twelve-month period ended December 31, 2007. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

        The weighted average expected option term for 2007 reflects the application of the simplified method set out in SAB No. 107, or SAB 107, which was issued in March 2005. The simplified method defines the life of options as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

        Estimated volatility for the year ended December 31, 2007 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

        During the year ended December 31, 2003, we permitted certain executives to exercise options early in exchange for full recourse notes which are secured by the underlying stock. Each employee who exercised options early received restricted stock, the restrictions on which have been released at the same rate as the underlying options would have vested. In accordance with EITF Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB

Interpretation No. 44," the expense for certain options exercised with notes receivable in the year ended December 31, 2003 have been recorded subject to variable accounting.

        The accounting for and disclosure of employee equity instruments requires judgment by our management on a number of assumptions, including the fair value of the underlying instrument, estimated lives of the outstanding instruments, and the instrument's volatility. Changes in key assumptions will impact the valuation of such instruments. Before there was a public market for our stock, the Board of Directors determined the fair market value of the stock underlying options with the assistance of an independent valuation expert, on a periodic basis.

  Significant Assumptions and Methodologies Used In Determining Fair Value

        Prior to our Class A common stock being traded publicly, the fair value of our Class A common stock was historically established by our Board of Directors. We have considered the guidance in the AICPA's Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to determine the fair value of our common stock for purposes of setting the exercise prices of stock options granted to employees and others. This guidance emphasizes the importance of our operational development in determining the value of the enterprise.

        The factors considered by the Board in the determination of fair market value of our common stock include:

  •
  the most recent guidance from an independent valuation expert who appraises our company periodically;

  •
  achievement of key milestones and events in the business, including changes in the business, profitability and cash flow;

  •
  future outlook for the business;

  •
  our capital structure, including liquidation preferences and rights of preferred stockholders; and

  •
  proximity to financing events or transactions.

        Since 1999, we have contracted for independent valuation studies. Prior to 2006, we contracted an independent valuation expert for annual, year-end valuations. In 2006, we added a mid-year valuation. In 2007, an independent valuation expert provided quarterly valuations.

        We were in a developmental stage prior to 2004, with an accumulated deficit in excess of $375 million. From 2004 through 2006, we generated consistent revenue and adjusted EBITDA growth on a year-over-year basis. In addition, beginning in 2004 we have consistently produced positive cash flow. Taking into account all of the factors above, our Board determined to increase the amount of the fair market value of our common stock during those periods.

Provision for Income Taxes and Deferred Income Tax Assets

        Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Accounting standards require us to establish a valuation allowance for that portion of our deferred tax assets for which it is more likely than not that we will not receive a future benefit. In making this judgment, all available evidence is considered, some of which, particularly estimates of future profitability and income tax rates, are subjective in nature. Estimates of deferred income taxes are based on management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.

Seasonality and Cyclicality

        The automotive and home mortgage industries in which we provide consumer Internet products and services have historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. These industries are also subject to longer-term cycles that are driven by factors such as interest rates, inflation rates, fuel prices and consumer spending. These industries experienced a general economic downturn beginning in the second half of 2006. This downward trend negatively affected our revenues beginning approximately in the fourth quarter of 2006 as advertisers tightened budgets. We cannot predict when these industry downturns will reverse, whether they will worsen, or the magnitude of any recovery.

Results of Operations

        The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Year Ended December 31,
	2005	2006	2007
Revenues	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenues	20.1	23.9	27.4
Sales and marketing	27.0	22.4	23.4
Technology and product development	6.6	7.7	8.5
General and administrative	28.7	21.6	26.4
Depreciation and amortization of intangibles	3.1	4.7	8.9

Total costs and operating expenses	85.5	80.3	94.6
Income from operations	14.5	19.7	5.4
Investment and other income	4.7	7.4	6.7

Income from operations before income taxes	19.2	27.1	12.1
Provision (benefit) for income taxes	2.0	(82.6)	11.8

Net income	17.2	109.7	0.3

Years Ended December 31, 2006 and 2007

  Total Revenues

	Year Ended December 31,
				Percent Change
	2006	2007	Change
	(In thousands, except percentages)
Revenues:
Consumer Internet	$67,752	$63,738	$(4,014)	(5.9)%
Licensing	17,052	26,151	9,099	53.4%

Total revenues	$84,804	$89,889	$5,085	6.0%

        Total revenues increased $5.1 million, or 6.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. From mid-2006 through the first quarter of 2007, we experienced a sequential quarter-over-quarter decline in consumer Internet revenue driven by downward cycles in the automotive and home mortgage industries, which negatively impacted our revenues. Beginning in the second quarter of 2007, both the consumer Internet and licensing segments have shown growth driven by the increased revenue from our acquired websites and strong growth in our licensing segment, reflecting a reversal of the overall downward revenue trend. Auto-dealer advertising declined $5.6 million due to reductions in spending in response to difficult industry conditions; advertising revenues from automotive manufacturers and other automotive-related advertisers declined $2.4 million, of which $1.9 million occurred in the first and second quarters, due to a reduction in the level of their spending. New car brokerage revenues also declined $2.3 million, and we experienced a $2.5 million decline in advertising revenues from mortgage lenders reflecting the difficult industry conditions. However, these declines were offset by a $9.0 million increase in advertising revenues from our existing and acquired automotive enthusiast, travel and home-related websites. During the same period, Licensing revenue increased $9.1 million or 53.4%, reflecting primarily the successful development of new client accounts, the sale of additional services to existing clients and the inclusion of $2.2 million in revenue of our newly acquired vBulletin licensing business.

  Cost of Revenues

	Year Ended December 31,
				Percent Change
	2006	2007	Change
	(In thousands, except percentages)
Cost of revenues	$20,310	$24,626	$4,316	21.3%
Percentage of revenues	23.9%	27.4%

        Our total cost of revenues increased $4.3 million, or 21.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was due to a $4.1 million increase in development costs related to our licensing segment. Costs associated with website management, hosting and maintenance of our growing number of websites increased by $332,000 and were partially offset by a decrease of $129,000 in fulfillment costs associated with specific advertiser orders, reflecting a downturn in demand.

  Sales and Marketing Expenses

	Year Ended December 31,
				Percent Change
	2006	2007	Change
	(In thousands, except percentages)
Sales and marketing	$19,025	$21,026	$2,001	10.5%
Percentage of revenues	22.4%	23.4%

        Sales and marketing expenses increased $2.0 million, or 10.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to an increase of $2.4 million in compensation expenses, $541,000 of which was derived from stock-based compensation expense; the balance of the increase reflects increased headcount to support our acquired websites. Sales related expenses for travel, facilities and other general offices expenses increased $468,000. These increases were partially offset by an $1.0 million reduction in marketing costs due to lower online marketing expenditures resulting from the achievement of marketing cost efficiencies and lower automotive customer demand.

  Technology and Product Development Expenses

	Year Ended December 31,
				Percent Change
	2006	2007	Change
	(In thousands, except percentages)
Technology and product development	$6,516	$7,607	$1,091	16.7%
Percentage of revenues	7.7%	8.5%

        Technology and product development expenses increased $1.1 million, or 16.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 as a result of higher compensation expense, $205,000 of which was derived from stock-based compensation expense.

  General and Administrative Expenses

	Year Ended December 31,
				Percent Change
	2006	2007	Change
	(In thousands, except percentages)
General and administrative	$18,303	$23,745	$5,442	29.7%
Percentage of revenues	21.6%	26.4%

        General and administrative expenses increased $5.4 million, or 29.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to an increase of $5.5 million in compensation expense, $5.3 million of which was derived from stock-based compensation expense.

  Depreciation and Amortization Expenses of Intangibles

	Year Ended December 31,
				Percent Change
	2006	2007	Change
	(In thousands, except percentages)
Depreciation and amortization of intangibles	$3,952	$8,030	$4,078	>100%
Percentage of revenues	4.7%	8.9%

        Depreciation and amortization expenses increased $4.1 million, or greater than 100%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, reflecting the increasing value of long-lived intangible assets acquired over the course of the year.

  Investment and Other Income

	Year Ended December 31,
				Percent Change
	2006	2007	Change
	(In thousands, except percentage)
Investment and other income	$6,287	$6,033	$(254)	(4.0)%

        Investment and other income decreased $254,000, or 4.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of a $700,000 decrease in investment income due to lower cash balances in 2007 compared to the prior period and an $600,000 impairment of an investment held for resale, which was partially offset by a $1.1 million gain on foreign currency transactions reported by our foreign subsidiaries.

  Provision (Benefit) for Income Taxes

	Year Ended December 31,
				Percent Change
	2006	2007	Change
	(In thousands, except percentage)
Provision (benefit) for income taxes	$(70,082)	$10,577	$80,659	>100%

        As of December 31, 2006, we concluded it was more likely than not that we would be able to realize our deferred tax assets through expected future taxable profits and released a valuation allowance of approximately $82.7 million, the majority of which was recognized as an income tax benefit. The 2007 income tax provision reflects the application of our standard federal and state income tax rates to our pre-tax income, net of stock-based compensation expense, which represents the primary permanent book-to-tax difference, for the year ended December 31, 2007.

Years Ended December 31, 2005 and 2006

  Total Revenues

	Year Ended December 31,
				Percent Change
	2005	2006	Change
	(In thousands, except percentages)
Revenues:
Consumer Internet	$63,028	$67,752	$4,724	7.5%
Licensing	15,045	17,052	2,007	13.3%

Total revenues	$78,073	$84,804	$6,731	8.6%

        Total revenues increased $6.7 million, or 8.6%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Consumer Internet revenue grew by $4.7 million, driven in part by a $2.5 million increase in advertising revenues from automotive manufacturers and dealers primarily as a result of the full year effect of revenue from acquisitions made in 2005. However, advertising revenues from automotive dealers declined in the second half of 2006. Our consumer Internet revenues also increased by $2.2 million in travel-related advertising, resulting from the addition of newly acquired websites and advertiser growth on our existing travel-related websites. Our licensing revenue grew $2.0 million as a result of new licensed software sales and marketing content contracts for new customers, as well as an increase in sales to existing customers.

  Cost of Revenues

	Year Ended December 31,
				Percent Change
	2005	2006	Change
	(In thousands, except percentages)
Cost of revenues	$15,715	$20,310	$4,595	29.2%
Percentage of revenues	20.1%	23.9%

        Cost of revenues increased $4.6 million, or 29.2%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Fulfillment costs associated with specific advertiser orders increased $3.1 million reflecting increased advertiser demand and substantial price increases from fulfillment partners. We also experienced a $1.2 million increase in development cost related to the licensing business. Website hosting costs increased $306,000 to support substantially increased website traffic which resulted from our acquisitions.

  Sales and Marketing Expenses

	Year Ended December 31,
				Percent Change
	2005	2006	Change
	(In thousands, except percentages)
Sales and marketing	$21,081	$19,025	$(2,055)	(9.8)%
Percentage of revenues	27.0%	22.4%

        Sales and marketing expenses decreased $2.1 million, or 9.8%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Marketing expenses decreased by $2.2 million, primarily due to the achievement of marketing cost efficiencies and an increase in the percentage of our website visitors from non-paid sources. A $98,000 decline in compensation expense was offset by a $233,000 increase in facilities and other general office expenses.

  Technology and Product Development Expenses

	Year Ended December 31,
				Percent Change
	2005	2006	Change
	(In thousands, except percentages)
Technology and product development	$5,131	$6,516	$1,385	27.0%
Percentage of revenues	6.6%	7.7%

        Technology and product development expenses increased $1.4 million, or 27.0%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily due to increased compensation expense associated with new personnel added to operate and maintain acquired websites and to design and build new websites.

  General and Administrative Expenses

	Year Ended December 31,
				Percent Change
	2005	2006	Change
	(In thousands, except percentages)
General and administrative	$22,394	$18,303	$(4,091)	(18.3)%
Percentage of revenues	28.7%	21.6%

        General and administrative expenses decreased $4.1 million, or 18.3%, for the year ended December 31, 2006 compared to the year ended December 31, 2005; the decline was primarily due to a $3.5 million decrease in stock-related compensation expenses. The balance of the decline, due to lower professional service fees, reduced bad debt expense and lower business taxes and licenses, reflects a shift in a business mix automotive and home CPA and CPL revenue toward online advertising.

  Depreciation and Amortization Expenses of Intangibles

	Year Ended December 31,
				Percent Change
	2005	2006	Change
	(In thousands, except percentages)
Depreciation and amortization of intangibles	$2,417	$3,952	$1,535	63.5%
Percentage of revenues	3.1%	4.7%

        Amortization expenses increased $1.5 million, or 63.5%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, as the result of amortization of long-lived intangible assets related to businesses acquired during 2006.

  Investment and Other Income

	Year Ended December 31,
				Percent Change
	2005	2006	Change
	(In thousands, except percentage)
Investment and other income	$3,648	$6,287	$2,639	72.3%

        Investment and other income increased $2.6 million, or 72.3%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to higher average yields on invested funds.

  Provision (Benefit) for Income Taxes

	Year Ended December 31,
				Percent Change
	2005	2006	Change
	(In thousands, except percentage)
Provision (benefit) for income taxes	$1,569	$(70,082)	$(71,651)	>100%

        The provision for income tax expenses for the year ended December 31, 2006 decreased $71.7 million compared to year ended December 31, 2005. As of December 31, 2006, we concluded it was more likely than not that we would be able to realize our deferred tax assets through expected future taxable profits and released a valuation allowance of approximately $82.7 million, $71.0 million of which was recognized as an income tax benefit and the balance of which reduced the existing value of goodwill. Our conclusion was based on the available positive and negative evidence, primarily our three-year history of earnings and projected earnings. At December 31, 2006, we had federal and state net operating loss (NOL) carryforwards of $208.2 million and $117.4 million, respectively. Prior to 2006, the provision for income taxes consisted of taxes due to various foreign and state jurisdictions, as well as a release of the valuation allowance that reduced the existing goodwill. Also, prior to 2006, there was not sufficient positive evidence to be able to conclude that it was more likely than not that our deferred tax assets would be realizable.

        The federal NOLs, unless utilized, expire during the years ended December 31, 2019 through 2024. Our state NOLs expire during the years ended December 31, 2007 through 2012, unless previously utilized. At December 31, 2006, we established a valuation allowance of $9.7 million to offset certain deferred tax assets as we did not believe that the realization of these assets met the "more likely than not" threshold, primarily due to the limitations imposed by Section 382 of the Internal Revenue Code.

Segment Reporting

        The following tables present summarized information by segment:

	Year Ended December 31,
	2005	2006	2007
	(audited) (In thousands)
Consumer Internet
Revenues	$63,028	$67,752	$63,738
Investment and other income	3,648	6,287	6,441
Depreciation and amortization	1,908	3,463	6,743
Segment pre-tax income	11,468	19,174	5,508
Provision for income tax	1,216	(70,335)	9,643
Stock-based compensation	12,570	9,127	15,195
Segment assets	220,198	323,080	328,228
Licensing
Revenues	15,045	17,052	26,151
Investment and other income (loss)	—	—	(408)
Depreciation and amortization	509	489	1,287
Segment pre-tax income	3,515	3,811	5,380
Provision for income tax	353	253	934
Stock-based compensation	—	—	—
Segment assets	8,588	8,304	35,201

Liquidity and Capital Resources

        We have financed our operations primarily through cash provided by our operating activities, through the private sales of our Series A, B, C, and D convertible preferred stock and our Class A and Class B common stock, and net proceeds from our initial public offering of our Class A common stock. At December 31, 2007, we had $96.6 million in cash, cash equivalents and available-for-sale investments; these investments are comprised of government and high-quality corporate debt securities.

        Our principal sources of liquidity are cash, cash equivalents and available-for-sale investments, as well as the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, available-for-sale investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we intend to make acquisitions, which may require us to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions.

        We have no bank loans or lines of credit.

Operating Activities

        We generated $36.0 million of net cash from operating activities for the year ended December 31, 2007 compared to $31.3 million and $29.2 million for the years ended December 31, 2006 and 2005 respectively. The significant components of cash flows from operating activities during the year ended December 31, 2007 were a net income of $311,000 which is net of $15.2 million of non-cash stock-based compensation expense, $8.0 million in non-cash depreciation and amortization expense and a reduction of $11.2 million in our deferred income tax assets reflecting tax on our pre-tax income. We increased by $707,000 the amounts we collected from customers in advance of when we recognize revenues and achieved a net $499,000 benefit from improved cash management.

        The significant components of cash flows from operating activity during the year ended December 31, 2006 were net income of $93.1 million which is net of $9.1 million in non-cash stock-based compensation expense, $4.0 million in non-cash depreciation and amortization expense, $512,000 increase in the non-cash allowance for doubtful accounts and a $71.0 million net benefit arising from the release of the majority of the valuation allowance against the deferred income tax asset. During this same period, a $786,000 increase in the amounts collected from customers in advance of when we recognize revenue was offset by a $4.3 million net reduction in cash related to cash management activities.

        The significant components of cash flows from operating activity during the year ended December 31, 2005 were net income of $13.4 million which is net of $12.6 million in non-cash stock-based compensation expense, $2.4 million in non-cash depreciation and amortization expense and a $735,000 increase in the non-cash allowance for doubtful accounts. During this same period, a $1.3 million increase in the amounts collected from customers in advance of when we recognize revenue was offset by a $820,000 million net reduction in cash related to cash management activities.

Investing Activities

        Cash used in investing activities during the year ended December 31, 2007 totaled $63.9 million and was primarily attributable to acquisitions, net of cash acquired and liabilities assumed, of $102.8 million and $4.4 million invested in property and equipment and capitalized website development costs, offset by net proceeds of available-for-sale investments. Cash used in investing activities during the year ended December 31, 2006 was $40.7 million, and cash provided by investing activities in the year ended December 31, 2005 was $4.5 million.

        Investments available for sale include government and high quality corporate debt securities.

Financing Activities

        Cash provided by financing activities during the years ended December 31, 2007 totaled $14.1 million and was primarily due to the proceeds of the initial public offering of our Class A common stock, net of expenses, and stock options exercised, including cash received from the repayment of stockholder notes. During the years ended December 31, 2006 and 2005 cash provided by financing activities was $624,000 and $735,000 respectively.

Acquisition Activities

        During 2007 we acquired 46 businesses for an aggregate purchase price of $99.2 net of cash acquired and liabilities assumed, including subsequent purchase price adjustments and earn-out adjustments

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of December 31, 2007.

	Payment due by period (In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	3,438	1,384	2,054	—	—
Earn-out agreements	10,481	1,688	7,741	1,052	—

Total	13,919	3,072	9,795	1,052	—

        In our normal course of business, we have agreed to certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers in connection with the sale of products and the licensing of technology, indemnities for liabilities associated with the infringement of third parties' technology by our products and technology, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. As a result, we have not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we did not have off-balance sheet arrangements.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 became effective for us on January 1, 2008. Subsequently, the FASB also issued Statement of Financial Accounting Standards 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification and Measurement under Statement 13". We are currently evaluating the impact of adopting SFAS 157 but do not believe that its adoption will have a material impact on our financial position, cash flows, and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows and results of operations but do not believe that its adoption will have a material impact on our financial position, cash flows or results of operations.

        In December 2007, the FASB issued revision to SFAS No. 141, "Business Combinations"—SFAS 141(R), which establishes the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquirer; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, we will adopt SFAS141(R) as of the January 1, 2009. A significant impact may be realized on any future acquisition(s) by us as a result of adoption of SFAS 141(R). The amount of such impact can not be currently determined and will depend on the nature and terms of such acquisition(s).

        In December 2007, the FASB issued SFAS 160 "Non-controlling Interest in Consolidated Financial Statements" an amendment of ARB No. 51. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

        We provide our licensing products and services to customers in the United States, Canada and the United Kingdom. Sales are denominated in the respective local currency, primarily in U.S. dollars, and to a lesser but increasing extent, British pound sterling and Canadian dollars. With regard to our foreign currency transactions, we do not use derivative instruments to minimize risks associated with fluctuations in foreign currency exchange rates.

        Our exposure to fluctuations in foreign currency exchange rates also arises from the net working capital denominated in the functional currency of our foreign subsidiaries. When re-measured and translated into U.S. dollars, these net assets may have an impact on our operating results depending upon fluctuations in foreign currency exchange rates. For the year ended December 31, 2007, the net working capital denominated in the functional currency of our foreign subsidiaries was less than 3% of our consolidated net working capital. For the year ended December 31, 2007, our total realized and unrealized gains due to fluctuations in foreign currencies, primarily Canadian dollars and British pound sterling, was less than 3% of our revenue. As exchange rates fluctuate, these foreign exchange results may vary and adversely or favorably impact our operating results. However, in light of the above, we believe that an unfavorable fluctuation of 10% in foreign currency rates would not have a material impact on our financial statements.

Interest Rate Risk

        Our investment portfolios consist of government and high-quality corporate debt securities, which carry a degree of interest rate risk. Fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected when interest rates fall.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Internet Brands, Inc.
Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Internet Brands, Inc.
El Segundo, California

        We have audited the accompanying consolidated balance sheets of Internet Brands as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Brands at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" (SFAS 123(R)) using the prospective method and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R).

/s/ BDO Seidman, LLP

Los Angeles, California
March 11, 2008

INTERNET BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2006	2007
ASSETS
Current assets
Cash and cash equivalents	$43,661	$31,780
Accounts receivable, less allowances for doubtful accounts of $1,267 and $1,139 at December 31, 2006 and 2007, respectively	16,066	15,470
Investments, available for sale	107,423	64,864
Deferred income taxes	11,142	9,717
Prepaid expenses and other current assets	2,204	1,521

Total current assets	180,496	123,352
Property and equipment, net	6,065	7,575
Goodwill	64,651	150,863
Intangible assets, net	6,576	18,264
Deferred income taxes	71,541	61,714
Other assets	2,055	1,660

Total assets	$331,384	$363,428

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,289	$14,038
Deferred revenue	5,886	8,846

Total current liabilities	19,175	22,884
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders' equity
Convertible preferred stock, Series A—F, $.001 par value; 62,945,809 and 0 shares authorized and 22,420,232 and 0 shares issued and outstanding at December 31, 2006 and 2007; aggregate liquidation preference and redemption value of $318,185 and 0 at December 31, 2006 and 2007	271,757	—
Common stock, Class A, $.001 par value; 125,000,000 shares authorized and 10,330,692 and 40,177,834 shares issued and outstanding at December 31, 2006 and 2007	10	40
Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at December 31, 2006 and 2007	3	3
Common stock, Class C, $.001 par value; 2,000,000 and 0 shares authorized and 98,252 shares and 0 issued and outstanding at December 31, 2006 and 2007	—	—
Common stock, Class D, $.001 par value; 7,131,179 and 0 shares authorized and 3,565,589 and 0 issued and outstanding at December 31, 2006 and 2007	4	—
Additional paid-in capital	306,039	604,003
Accumulated deficit	(262,161)	(261,977)
Stockholders' notes receivable	(2,767)	(16)
Accumulated other comprehensive loss	(676)	(1,509)

Total stockholders' equity	312,209	340,544

Total liabilities and stockholders' equity	$331,384	$363,428

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years ended December 31,
	2005	2006	2007
Revenues
Consumer Internet	$63,028	$67,752	$63,738
Licensing	15,045	17,052	26,151

Total revenue	78,073	84,804	89,889

Costs and operating expenses
Cost of revenues	15,715	20,310	24,626
Sales and marketing*	21,081	19,025	21,026
Technology and product development*	5,131	6,516	7,607
General and administrative*	22,394	18,303	23,745
Depreciation and amortization of intangibles	2,417	3,952	8,030

Total costs and operating expenses	66,738	68,106	85,034

Income from operations	11,335	16,698	4,855
Investment and other income	3,648	6,287	6,033

Income before income taxes	14,983	22,985	10,888

Provision (benefit) for income taxes	1,569	(70,082)	10,577

Net income	13,414	93,067	311

Less undistributed income attributable to preferred stockholders	(8,298)	(54,279)	0
Net income attributable to common stockholders	5,116	38,788	311
Basic earnings per share attributable to common stockholders	$0.36	$2.42	$0.01
Diluted earnings per share attributable to common stockholders	$0.29	$2.01	$0.01
Weighted average number of shares—Basic	14,157,937	16,021,300	39,722,233
Weighted average number of shares—Diluted	17,722,831	19,316,932	41,691,104
Pro forma net income per share attributable to common stockholders:
Basic		$2.42
Diluted		$2.23
Stock-based compensation expense by function*:
Sales and marketing	$659	$667	$1,208
Technology and product development	94	97	302
General and administrative	11,817	8,363	13,685

	$12,570	$9,127	$15,195

*
Operating expenses for the years ended December 31, 2006 and 2007 includes stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), "Share-Based Payment" (SFAS 123(R)), which the Company adopted on January 1, 2006. See Note 9—"Accounting for Stock-Based Compensation" and Note 10 "—Stock Options and Warrants" for additional information.

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except share amounts)

	Series A-F Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
											Additional Paid-In Capital		Deferred Stock Compensation	Stockholders' Notes Receivable	Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Accumulated Deficit
Balance at December 31, 2004	24,620,232	$341,101	8,860,192	$9	1,025,000	$1	83,959	—	3,565,589	$4	$216,722	$(368,642)	$(3,557)	$(2,812)	$(774)	$182,052

Exercise of stock options	—	—	928,917	1	—	—	9,742	—	—	—	1,258	—	—	(517)	—	742
Stock issued for acquisitions	—	—	134,784	—	—	—	—	—	—	—	386	—	—	—	—	386
Repurchase of common stock	—	—	(11,436)	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued for exchange of Preferred Series D	(2,200,000)	(69,344)	—	—	2,000,000	2	—	—	—	—	69,342	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	9,465	—	(9,465)	—	—	—
Amortization of stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,570	—	—	12,570
Repayment of stockholders' note	—	—	—	—	—	—	—	—	—	—	—	—	—	129	—	129
Net income	—	—	—	—	—	—	—	—	—	—	—	13,414	—	—	—	13,414
Investments, fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	124	124
Realized loss on investments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(128)	(128)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(139)	(139)

Balance at December 31, 2005	22,420,232	271,757	9,912,457	10	3,025,000	3	93,701	—	3,565,589	4	297,173	(355,228)	(452)	(3,200)	(917)	209,150

	Series A-F Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
											Additional Paid-In Capital		Deferred Stock Compensation	Stockholders' Notes Receivable	Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Accumulated Deficit
Exercise of stock options	—	—	362,432	0	—	—	4,551	—	—	—	113	—	—	—	—	113
Common stock issued for acquisitions	—	—	133,303	—	—	—	—	—	—	—	256	—	—	—	—	256
Repurchase of common stock	—	—	(82,500)	—	—	—	—	—	—	—	(181)	—	—	181	—	—
Exercise of warrant	—	—	5,000	—	—	—	—	—	—	—	3	—	—	—	—	3
Repayment of stockholders' note	—	—	—	—	—	—	—	—	—	—	—	—	—	252	—	252
Reclassification of deferred stock compensation upon adoption of SFAS 123(R)	—	—	—	—	—	—	—	—	—	—	(452)	—	452	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	9,127	—	—	—	—	9,127
Net income	—	—	—	—	—	—	—	—	—	—	—	93,067	—	—	—	93,067
Investments, fair value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	255	255
Realized loss on investments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Balance at December 31, 2006	22,420,232	$271,757	10,330,692	$10	3,025,000	$3	98,252	$—	3,565,589	$4	$306,039	$(262,161)	$—	$(2,767)	$(676)	$312,209

	Series A-F Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
											Additional Paid-In Capital		Deferred Stock Compensation	Stockholders' Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Accumulated Deficit
Exercise of stock options	—	—	339,003	1	—	—	5,840	—	—	—	544	—	—	—	—	545
Rescissions of options exercised with notes receivable	—	—	(302,741)	(1)	—	—	—	—	—	—	(2,412)	—	—	2,412	—	—
Repurchase of stock from former employee	—	—	(58,835)	—	—	—	—	—	—	—	(138)	—	—	—	—	(138)
Collections on notes receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	339	—	339
Exercise of warrant	—	—	1,042,985	1	—	—	—	—	—	—	20	—	—	—	—	21
Stock-based compensation under SFAS 123R	—	—	—	—	—	—	—	—	—	—	15,195	—	—	—	—	15,195
Option liability—Morita	—	—	—	—	—	—	—	—	—	—	(275)	—	—	—	—	(275)
Conversion upon IPO	(22,420,232)	(271,757)	26,089,913	27	—	—	(104,092)	—	(3,565,589)	(4)	271,734	—	—	—	—	—
Company shares sold through IPO	—	—	2,350,115	2	—	—	—	—	—	—	18,799	—	—	—	—	18,801
IPO related costs	—	—	—	—	—	—	—	—	—	—	(5,504)	—	—	—	—	(5,504)
Restricted stock grant	—	—	386,702	—	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	311	—	—	—	311
Adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	—	(127)	—	—	—	(127)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(833)	(833)

Balance at December 31, 2007	—	$—	40,177,834	$40	3,025,000	$3	—	—	—	—	$604,003	$(261,977)	$—	$(16)	$(1,509)	$340,544

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2006	2007
Cash flows from operating activities
Net income	$13,414	$93,067	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,417	3,952	8,030
Provision for bad debt reserve	735	512	320
Stock based compensation and charges	12,570	9,127	15,195
Deferred income taxes	—	(71,018)	11,250
Realized loss on available-for-sale investments	128	12	874
(Gain) loss on sale of property and equipment	4	(152)	8
Amortization of premium on investments	(525)	(502)	(912)
Unrealized (gain)/loss on marketable securities	—	—	(234)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	1,147	(1,915)	674
Prepaid expenses and other current assets	116	(535)	686
Other assets	(1,275)	(746)	698
Accounts payable and accrued expenses	(808)	(1,247)	(1,559)
Deferred revenue	1,313	786	707

Net cash provided by operating activities	29,236	31,341	36,048

Cash flows from investing activities
Purchases of property and equipment	(1,278)	(1,549)	(2,192)
Capitalized internal use software costs	(1,607)	(1,015)	(2,241)
Purchases of investments	(64,111)	(65,288)	(69,959)
Proceeds from sales and maturities of investments	93,303	43,966	113,249
Acquisitions, net of cash acquired	(21,765)	(16,832)	(102,790)

Net cash provided by (used in) investing activities	4,542	(40,718)	(63,933)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of stock options	606	372	13,863
Collections on stockholder notes receivable	129	252	339
Repurchase of restricted common stock	—	—	(138)

Net cash provided by financing activities	735	624	14,064

Effect of exchange rate changes on cash and cash equivalents	(139)	(2)	1,940

Net (decrease) increase in cash and cash equivalents	34,374	(8,755)	(11,881)

Cash and cash equivalents
Beginning of year	18,042	52,416	43,661

End of year	$52,416	$43,661	$31,780

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years ended December 31,
	2005	2006	2007
Net income	$13,414	$93,067	$311
Foreign currency translation	(139)	(2)	(729)
Investments, fair value adjustment	124	255	(104)
Reclassification adjustment for losses on sales of investments included in net income	128	(12)	—

Comprehensive income (loss)	$13,527	$93,308	$(522)

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands throughout, except share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

        The Company—Internet Brands, Inc. (the "Company") is an Internet media company that builds, acquires and enhances branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. The Company's network of websites attracts large audiences researching high-value or specialty products, enabling it to sell targeted advertising. The Company also offers certain services directly to consumers, such as new car brokering.

        In addition, the Company licenses its content and Internet technology products and services to major companies and individual website owners around the world.

        During the year ended December 31, 2005, the Company changed its name to Internet Brands, Inc., reflecting the diversification of the Company's business.

        Initial Public Offering (IPO)—On November 16, 2007, a registration statement (Registration No. 333-144750) relating to the initial public offering of 6,000,000 shares of the Company's Class A common stock was declared effective by the Securities and Exchange Commission. The shares of Class A common stock registered under the registration statement, were sold at a price to the public of $8.00 per share. 2,350,115 shares were sold by the Company, and 3,649,885 shares were sold by the selling stockholders identified in the registration statement. The offering closed on November 21, 2007.

        The aggregate net proceeds to the Company from the offering were approximately $13.3 million, after deducting an aggregate of approximately $1.3 million in underwriting discounts and commissions paid to the underwriters and an estimated $4.2 million in other expenses incurred in connection with the offering. The Company invested the net proceeds primarily in investment-grade, interest-bearing instruments, pending their use for general corporate purposes, including funding working capital and capital expenditures, and supporting the Company's general growth plan, which includes possible future acquisitions of complementary products, technologies and businesses.

        Principles of Consolidation—The consolidated financial statements include the accounts of Internet Brands, Inc. and its wholly-owned subsidiaries, from the dates of their respective acquisitions. All significant inter-company accounts, transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

        Revenue Recognition—The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's revenues are derived from:

  1.
  Consumer Internet

  2.
  Licensing

        Consumer Internet—Consumer Internet segment revenue is earned from online advertising sales and new car and auto-finance brokerage services on a cost per lead (CPL), cost per thousand impressions (CPM), cost per click (CPC), cost per action (CPA) and flat-fee basis.

        The Company earns CPM revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

        Revenue from the display of text-based links to the websites of the Company's advertisers on a CPC basis, and search advertising, is recognized as "click-throughs" occur. A "click-through" occurs when a user clicks on an advertiser's link.

        Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the dealer or mortgage lender, following the execution of a service agreement and commencement of the services.

        New car brokerage revenue and the related auto-financing brokerage revenue and after-market sales revenue are recognized on a CPA basis. Similar to a sales commission, this brokerage revenue is recognized on a net basis in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." As contrasted to the gross revenue a car dealership would report, the Company reports brokerage revenue on a net basis as the Company does not bear inventory or credit risk, is not involved in the specification of the product and does not change the product or perform part of the services.

        Revenue from flat-fee, listings-based services is based on a customer's subscription to the service for up to twelve months and is recognized on a straight-line basis over the term of the subscription.

        Licensing—The Company enters into contractual arrangements with customers to develop customized software and content products; revenue is earned from software licenses, content syndication, maintenance fees and consulting services. Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations on the part of the Company remain. The Company does not offer a right of return on these products.

        Software-related revenue is accounted for in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," and interpretations. Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Fees for stand-alone projects are fixed-bid and determined based on estimated effort and client billing rates since the Company can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer's previously licensed application.

        Financial Instruments—The Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable from shareholders and accounts payable, are carried at historical cost. At December 31, 2007 and 2006, the fair values of these instruments approximated their carrying amounts because of the short-term nature of these instruments. Investments classified as available for sale are carried at fair value. Unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders' equity; other-than-temporary impairments in the value of these investments are accounted for as realized losses in the period in which they occur.

        Concentration of Risk—Financial instruments that potentially subject the Company to significant concentration of risk consist primarily of cash, cash equivalents, investments and accounts receivable. As of December 31, 2007, substantially all of the Company's cash, cash equivalents and investments were managed by four financial institutions and are substantially all in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management's expectations. The Company generally does not require collateral from its customers. No customer accounted for ten percent of the Company's net accounts receivable at December 31, 2007 and 2006 or more than ten percent of the Company's revenue for the years ended December 31, 2007, 2006 and 2005.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and highly-liquid investments with original maturities of three months or less.

        Investments, Available for Sale—The Company invests excess cash in marketable securities, including highly-liquid debt instruments of the United States Government and its agencies, money market instruments, and high-quality corporate debt instruments. All highly-liquid investments with an original maturity of more than three months at original purchase are considered investments.

        The Company's investments in securities are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, marketable securities are recorded at fair value, which is based on quoted market prices with unrealized gains and losses included in other comprehensive income or loss as a component of stockholders' equity.

        The Company evaluates the marketable securities periodically for possible other-than-temporary impairment and reviews factors such as length of time and extent to which fair value has been below cost basis and the Company's intent and ability to hold the marketable security for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for securities is determined based on quoted market prices as of the valuation date as available, with the exception of one impaired asset where valuation is based on estimated fair market value.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Realized gains and losses on available-for-sale securities are calculated using the specific identification method. During the year ended December 31, 2007, the Company recognized a $600 loss from an other-than-temporary impairment of its available-for-sale investments. During the years ended December 31, 2006 and 2005 realized gains and losses on available-for-sale securities were insignificant.

        Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation using the straight-line method over the following estimated useful lives of the assets:

Computer equipment and purchased software	3 years
Furniture and equipment	5 years

Leasehold improvements are amortized over their estimated useful lives, or the term of the lease, whichever is shorter.

        Repairs and maintenance are expensed as incurred, while renewals or betterments are capitalized. Gains or losses upon sale or retirement of property and equipment are included in the consolidated statement of operations and the related cost and accumulated depreciation are removed from the consolidated balance sheet.

        Impairment of Long-Lived Assets—The Company reviews long-lived assets to be held and used, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated discounted future cash flows directly associated with the asset are compared to the asset's carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment write-down would be recorded to reduce the asset to its estimated fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until the date of disposal.

        Internal Use Software Development Costs—The Company has adopted the provisions of the AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

        The Company has adopted the provisions of EITF No. 00-2 in accounting for internal use website software development costs. EITF No. 00-2 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized pursuant to SOP 98-1.

        During the years ended December 31, 2007 and 2006, the Company capitalized certain internal use software and website development costs totaling approximately $2,242 and $1,015, respectively. These are expensed using the straight-line method over their estimated useful life of three years and included in property and equipment, net of accumulated depreciation. For the years ended December 31, 2007, 2006 and 2005, amortization expense was approximately $1,404, $1,310 and $922, respectively.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Proprietary Software Development Costs—In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended)," the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design.

        During the years ended December 31, 2007 and 2006, the Company capitalized certain proprietary software development costs totaling $739 and $815, respectively. These costs are recognized ratably over the term of the license to the customer, commencing at the time the specifications or the working model have been accepted by the client. For the years ended December 31, 2007, 2006 and 2005, the expense was approximately $848, $72, and $59, respectively.

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for as a purchase. Goodwill is carried at cost. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) goodwill is not amortized but is periodically evaluated for impairment. SFAS No. 142 requires a two-step process for evaluating whether goodwill has been impaired. Impairment is the condition that exists when the carrying amount of goodwill exceeds its fair value. The Company evaluates goodwill annually for its two reporting business units, or more frequently if circumstances indicate impairment may have occurred.

        The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the Company's reporting units with their carrying values. If their fair values exceed their carrying values, goodwill is not impaired. If the reporting unit's carrying value exceeds its fair value, the Company compares the fair value of the goodwill with the carrying value of the goodwill. If the carrying value of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess. No impairment loss was recorded for the years ended December 31, 2007, 2006 and 2005.

        The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, by reporting segment are as follows (in thousands):

Balance at	Licensing	Consumer Internet	Total
December 31, 2005	$2,496	$61,074	$63,570
Additional investment	100	12,647	12,747
Purchase price allocation adjustment for goodwill(1)	—	(11,666)	(11,666)

December 31, 2006	2,596	62,055	64,651
Additional investment	15,766	70,522	86,288
Purchase price allocation adjustment for goodwill (1)	—	(76)	(76)

December 31, 2007	$18,362	$132,501	$150,863

(1)
In connection with certain of its business acquisitions, the Company recorded valuation allowances as certain acquired deferred tax assets did not meet the more-likely-than-not criteria to be

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  recognized under SFAS No. 109. The impact of recording this valuation allowance in purchase accounting is an increase to the amount of goodwill initially recorded. During the years ended December 31, 2007 and 2006, upon meeting the more-likely-than-not recognition criteria under SFAS No. 109, the Company reversed a portion of this valuation allowance and recognized a reduction of goodwill.

        The Company has acquired companies in each of the last few years and its current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

        Intangible Assets—Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company's acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and seven years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the years ended December 31, 2007, 2006 and 2005. The balances consist of the following:

	As of December 31, 2007
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired technology	4	$3,880	$(664)	$3,216
Customer relationships	5	4,500	(1,642)	2,858
Content	3	6,780	(1,450)	5,330
Domain name	5	11,735	(4,875)	6,860

Total		$26,895	$(8,631)	$18,264

	As of December 31, 2006
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired technology	4	$320	$(118)	$202
Customer relationships	5	1,450	(449)	1,001
Content	4	200	(65)	135
Domain name	5	8,353	(3,115)	5,238

Total		$10,323	$(3,747)	$6,576

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes the future estimated annual amortization expense for these assets over the next five years:

Years Ending December 31,
2008	$6,195
2009	5,540
2010	3,939
2011	2,191
2012	397
Thereafter	2

$18,264

        Depreciation and Amortization—Depreciation and amortization includes the depreciation expense of property plant and equipment on a straight line basis over the useful life of assets, and the amortization expense of (1) leasehold improvements over their remaining useful life or the lease period, whichever is shorter, (2) internal use software development costs over their estimated useful life and (3) intangible assets reflecting the period and pattern in which economic benefits are used up.

        Cost of Revenues—Cost of revenues includes marketing costs to fulfill specific customer advertising orders, the direct development costs of licensing revenues and costs of hosting websites.

        Sales and Marketing—Sales and marketing expenses include online marketing and advertising costs, sales promotion, compensation and benefit costs related to the Company's sales and sales support staffs, the direct expenses associated with the Company's sales force. The Company recognizes advertising expense at the time the advertisement is first published. All other sales and marketing costs are expensed as incurred.

        Technology and Product Development—Technology and product development expenses include costs incurred by the Company to enhance, manage, support, monitor and operate the Company's websites and related technologies and to operate the Company's internal technology infrastructure, which are expensed as incurred.

        General and Administrative—General and administrative expenses include compensation, benefits, office expenses, and other expenses for executive, finance, legal, business development and other corporate and support-functions personnel. General and administrative expenses also include fees for professional services, insurance and licenses, and provisions for doubtful accounts.

        Stock-Based Compensation and Stock-Based Charges—Prior to January 1, 2006, the Company accounted for employee stock-based compensation plans under the valuation and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations and disclosure guidance as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with APB 25, stock-based compensation is calculated using the intrinsic value method and represents the difference between the per share fair value of the stock and the per share exercise price of the stock option. Options granted with exercise prices equal to the grant date fair value of the Company's stock have no intrinsic value and, therefore, no expense was recorded for these options under APB 25. For stock

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

options whose exercise price was below the grant date fair value of the Company's stock, the difference between the exercise price and the grant date fair value of the Company's stock was expensed over the service period (generally the vesting period) using an accelerated amortization method in accordance with the FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans" (FIN28).

        During the year ended December 31, 2003, the Company permitted certain executives to exercise options early in exchange for full recourse notes which are secured by the underlying stock. Each employee who so exercised received restricted stock, the restrictions on which have been released at the same rate as the underlying options would have vested. In accordance with EITF Issue 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44," the expense for options exercised with notes receivable in the year ended December 31, 2003 have been recorded subject to variable accounting until they have been forfeited, modified, or contractually expire.

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payments" (SFAS 123(R)) using the prospective approach and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under the prospective approach, the Company recognizes stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized to expense over the employee's requisite service period (the vesting period, generally four years), which the Company has elected to amortize on a straight-line basis.

        The Company was previously accounting for its stock options under the minimum value method and adopted SFAS 123(R) prospectively. The Company began its SFAS 123(R) accounting with a historical pool of windfall tax benefits of zero at January 1, 2006. Beginning in January 2006, the Company began tracking options on an individual basis to determine the on-going APIC Pool.

        The Company has a net operating loss carry-forward as of December 31, 2007, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2007.

        Under the provisions of SFAS 123(R), a non-public entity that used the minimum value method for pro forma disclosure shall not continue to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of Opinion 25. Therefore, no pro forma disclosure for the year ended December 2005 is provided.

        Operating Leases—The Company leases office space and data centers under operating lease agreements with original lease periods up to 9 years. Certain of the lease agreements contain rent escalation provisions which are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for the purposes of recognizing lease expense on a straight-line basis over the term of the lease.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company measures tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

        In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007, and recognized a $478 increase to the liability for uncertain tax positions, $127 of which was charged to the opening balance of retained earnings. Therefore, as of the date of adoption, the Company's unrecognized tax benefits totaled $351, all of which, if recognized would not effect the Company's effective tax rate. During the year ended December 31, 2007, there were no changes to the Company's uncertain tax benefits. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company expects a significant decrease to its unrecognized tax benefits within 12 months of this reporting date.

Unrecognized Tax Benefits:
Balance at January 1, 2007	$351
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$351

        The Company is subject to U.S. federal and state income tax. The Company is no longer subject to U.S. federal and state income tax examinations for years before 2004 and 2003, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service or state tax examinations.

        Earnings Per Share—Basic earnings per share, or EPS, is calculated in accordance with SFAS No. 128, "Earnings per Share," and EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under SFAS No. 128, "Earnings Per Share," and is calculated using the weighted average number of common shares outstanding during each period.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

        The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. Further, for the years ended December 31, 2005 and 2006 as the Company's preferred stockholders had the right to participate, on a one-for-one basis, in any dividend declared on the Company's common stock, our basic and diluted EPS were computed using the two-class method, under which the Company's undistributed earnings are allocated amongst the common and preferred shareholders.

        The computation of EPS is as follows (amounts in thousands, except share and per share data):

	Years ended December 31,
	2005	2006	2007
Numerator—basic and diluted:
Net income	$13,414	$93,067	311
Undistributed income attributable to preferred stockholders	(8,298)	(54,279)	—

Net income attributable to common stockholders	$5,116	$38,788	311

Denominator:
Weighted-average common shares	15,572,563	16,973,124	40,090,513
Weighted-average unvested restricted stock subject to repurchase	(1,414,626)	(951,824)	(368,280)

Denominator for basic calculation	14,157,937	16,021,300	39,722,233
Weighted-average effect of dilutive securities:
Employee stock options	1,118,147	1,305,746	1,600,591
Warrants	1,032,121	1,038,062	—
Unvested restricted stock subject to repurchase	1,414,626	951,824	368,280

Denominator for diluted calculation	17,722,831	19,316,932	41,691,104

Net income per share—basic	$0.36	$2.42	$0.01

Net income per share—diluted	$0.29	$2.01	$0.01

        The computations of diluted net income applicable to common shareholders exclude preferred stock, warrants and common stock options which were anti-dilutive. Shares excluded from the computations of diluted net income applicable to common shareholders amounted to 2,144,094, 26,588,765 and 27,375,598 for the years ended December 31, 2007, 2006 and 2005, respectively.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Comprehensive Income—Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. For the years ended December 31, 2007, 2006 and 2005, the Company's comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments. The tax effect of the translation adjustments was not significant.

        Foreign Currency—The financial position and results of operations of the Company's Canadian and British subsidiaries are measured using the Canadian Dollar and Pound Sterling as the functional currencies, respectively. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as foreign currency translation adjustment, a component of other comprehensive income (loss).

        Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations in accordance with SFAS No. 52, "Foreign Currency Translation." During the twelve months ended December 31, 2007 the Company recognized a $1.1 million gain on currency transactions. For the years ended December 31, 2006 and 2005, the Company's foreign currency transaction gains and losses were $47 and $(21) respectively.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 became effective for the Company on January 1, 2008. Subsequently, the FASB also issued Statement of Financial Standards 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification and Measurement under Statement 13". The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that its adoption will have a material impact on its financial position, cash flows, and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations, but does not believe that its adoption will have a material impact on the Company's financial position, cash flows or results of operations.

        In December 2007, the FASB issued revision to SFAS No. 141, "Business Combinations"—SFAS 141(R), which establishes the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

3. RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

non-controlling interest in the acquirer; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, the Company will adopt SFAS141(R) as of the January 1, 2009. A significant impact may be realized on any future acquisition(s) by the Company as a result of adoption of SFAS 141(R). The amount of such impact cannot be currently determined and will depend on the nature and terms of such acquisition(s).

        In December 2007, the FASB issued SFAS 160 "Non-controlling Interest in Consolidated Financial Statements" an amendment of ARB No. 51. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operation.

4. ACQUISITIONS

        The Company uses the purchase method of accounting and the results of the acquired businesses are included in the income statement since the date of acquisition. The purchase price includes the direct costs of the acquisition. Amounts allocated to intangible assets are amortized over their estimated useful lives of between three to seven years; no amounts have been allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable assets of businesses acquired; all but $27,948 of the goodwill acquired in 2007 is deductible for income tax purposes. The Company has entered into earnout agreements that are contingent on the acquired business achieving agreed upon performance milestones. The Company accounts for earnout consideration paid as an addition to goodwill in the period earned (see Note 13 for further discussion).

        Acquisitions Completed in 2007—During the year ended December 31, 2007, the Company completed forty-five acquisitions in the Consumer Internet segment and one acquisition in the Licensing segment for a total aggregate purchase price of $99,235. The acquisitions were designed to extend and further diversify the Company's audiences and advertising base. Goodwill recognized in those transactions amounted to $85,125. Intangible assets, consisting of acquired technology, customer

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

4. ACQUISITIONS (Continued)

relationships, and domain names and trademarks, amounted to $16,595 and will be amortized over a weighted-average period of 3.75 years.

2007
Goodwill	$85,125
Amortizable intangible assets:
Acquired technology	3,410
Customer relationships	3,200
Content	6,580
Domain names & trademarks	3,405

Total assets acquired	101,720
Cash acquired	2,168
Liabilities assumed	(4,653)

Total	99,235

        Acquisitions Completed in 2006—During the year ended December 31, 2006, the Company completed seven acquisitions in the Consumer Internet segment; the total aggregate purchase price of which was $16,502, including 14,113 shares of Class A common stock with a fair value of approximately $104. The acquisitions were designed to extend the Company's audiences and advertising base. Goodwill recognized in those transactions amounted to $10,602 and is expected to be fully deductible for tax purposes. Intangible assets, consisting of acquired technology, customer relationships and domain names recognized, amounted to $5,900 and will be amortized over a weighted-average period of five years.

        At December 31, 2006, the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows:

2006
Goodwill	$10,602
Amortizable intangible assets:
Acquired technology	120
Customer relationships	440
Domain names & trademarks	5,340
Other tangible assets acquired	—

Total assets acquired	$16,502

        The acquisitions we consummated in 2007 are not material individually, and in aggregate they represent an insignificant portion of our net income and assets. The unaudited pro forma results presented below include the effect of these acquisitions as if they were consummated as of January 1, 2006. The pro forma results include the amortization expense associated with the estimated value of the acquired intangible assets and the interest expense for the cash used to fund these acquisitions. However, the pro forma results do not include the effect of anticipated synergies which typically drive the growth in revenue and earnings that arise once these acquisitions have been moved onto our

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

4. ACQUISITIONS (Continued)

operating platform. Therefore, the following may not provide a better understanding of the Company's financial performance.

        The unaudited pro forma financial information below is not necessarily indicative of either future results of operations nor of results that might have been achieved had the acquisitions been consummated as of January 1, 2006.

	Years ended December 31,
	2006	2007
Revenue	$90,656	$$91,493
Income from operations	16,720	5,117
Net income (loss) attributable to common stockholders	33,948	(1,565)
Basic earning per share	$2.12	$(0.04)
Diluted earning per share	$1.76	$(0.04)

5. PROPERTY AND EQUIPMENT, NET

        Property and equipment is recorded at cost and consists of the following:

	Years ended December 31,
	2006	2007
Computer equipment and purchased software	$17,400	$19,431
Capitalized website development costs	12,663	15,488
Furniture and equipment	2,593	2,707
Leasehold improvements	3,688	4,049

	36,344	41,675
Less accumulated depreciation and amortization	(30,279)	(34,100)

Total property and equipment, net	$6,065	$7,575

        The Company recorded $3,146, $2,688 and $2,163 of depreciation expense for the years ended December 31, 2007, 2006 and 2005, respectively.

6. INVESTMENTS

        The Company's investment portfolio consists of government and high-quality corporate debt securities. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected when interest rates fall. The longer the term of the securities, the more susceptible they are to changes in interest rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

6. INVESTMENTS (Continued)

ability and intent to hold the investment for a period of time sufficient to recover the initial cost of the investment. The Company expects to realize the full book value of all of its investments.

        The following tables summarize the investments in available-for-sale securities:

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market securities	7	—	—	7
United States Government and agency securities	23,464	—	(8)	23,456
Corporate debt securities	27,400	11	(52)	27,359
Commercial paper	13,978	65	(1)	14,042

Total investments in available-for-sale securities	$64,849	76	(61)	64,864

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market securities	$4,999	$1	$(2)	$4,998
United States Government and agency securities	19,773	12	(58)	19,727
Corporate debt securities	59,280	397	(99)	59,578
Commercial paper	23,116	26	(22)	23,120

Total investments in available-for-sale securities	$107,168	$436	$(181)	$107,423

The contractual maturities of investments at December 31, 2007 and 2006 are as follows:

	December 31,
	2006	2007
Maturities:
Due within one year	$75,319	$46,234
Due after one year through five years	32,104	18,630

	$107,423	$64,864

During the year ended December 31, 2007 the Company determined that an other-than-temporary impairment to the fair market value of certain investments held as available-for-sale had occurred. As a result the value of the investments was written down by $600 and was accounted for as realized loss in the corresponding period.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2007
Accounts payable	$6,092	$4,742
Accrued payroll and benefits	1,958	2,123
Deferred rent	2,043	1,501
Accrued marketing costs	1,245	2,716
Accrued audit fees	1,219	681
Other accrued expenses	732	2,275

	$13,289	$14,038

8. INCOME TAXES

        The provision (benefit) for income taxes was as follows for the years ended December 31:

	2005	2006	2007
Current:
Federal	$453	$497	$460
Foreign	336	197	934
State	184	242	620

	973	936	2,014

Deferred:
Federal	490	(63,830)	6,686
State	106	(7,188)	1,877

	596	(71,018)	8,563

Provision (benefit) for income tax	$1,569	$(70,082)	$10,577

        Income taxes have been based on the following components of pre-tax income:

	Years ended December 31,
	2005	2006	2007
Domestic	$11,468	$19,174	$3,899
Foreign	3,515	3,811	6,989

	$14,983	$22,985	$10,888

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

8. INCOME TAXES (Continued)

        A reconciliation of the statutory federal rate and the effective rate, for operations, is as follows:

	Years ended December 31,
	2005		2006		2007
Tax computed at federal statutory rates	$5,244	35.00%	$8,104	35.26%	$3,810	35.00%
State tax, net of federal tax benefit	689	4.60%	1,065	4.63%	610	5.60%
Permanent items	26	0.17%	23	0.10%	30	0.28%
Other	109	0.73%	378	1.65%	1	0.01%
Foreign	219	1.46%	128	0.56%	—	—
Stock-based compensation	4,365	29.13%	1,850	8.05%	5,937	54.52%
Valuation allowance allocated to reduce goodwill	596	3.97%	11,666	50.75%	—	—
Change in valuation allowance	(9,679)	(64.59)%	(93,296)	(405.90)%	189	1.75%

Provision (benefit) for income taxes	$1,569	10.47%	$(70,082)	(304.90)%	$10,577	97.14%

        The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at December 31,

	December 31,
	2006	2007
Amortization	$4,536	$574
Allowance for doubtful accounts	502	451
Taxes credit carryovers	1,065	2,586
Stock-based compensation	3,927	4,010
Deferred revenue	2,158	987
Depreciation	—	957
Reserves and accrued expenses	2,844	2,699
Net operating loss carry-forwards	79,128	69,015

Total deferred tax assets	94,160	81,279
Less: valuation allowance	(9,659)	(9,848)

Net deferred tax assets	84,501	71,431

Deferred tax liabilities
Depreciation	(1,417)	—
Other	(401)	—
Total deferred tax liabilities	(1,818)	—

Net deferred tax assets	$82,683	$71,431

Reported as:
Current deferred tax assets	$11,142	$9,717
Long-term deferred tax assets	71,541	61,714

Net deferred tax assets	$82,683	$71,431

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

8. INCOME TAXES (Continued)

        A valuation allowance of $9,848 and $9,659 at December 31, 2007 and 2006, respectively, has been recorded against deferred tax assets as the Company was unable to conclude that it is more likely than not that such deferred tax assets will be realized.

        As of December 31, 2007, the Company had federal and state net operating loss carryforwards of $182,445 and $98,335 respectively. If not used, the federal and state net operating losses carryforwards will begin expiring in 2019, and 2008, respectively. As of December 31, 2007, the Company had foreign tax credits of approximately $934 that will expire in 2018. At December 31, 2007, the Company has federal and state alternative minimum tax, or AMT, credit carryforwards of approximately $1,428 and $345, respectively. The federal and state AMT credit carryforwards do not expire.

        Utilization of net operating losses carryforwards, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities. Currently, the Company is not under examination by any taxing authorities. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets.

        At December 31, 2007, the Company had net deferred tax assets of $71,431. A significant component of the Company's deferred tax assets are federal and state tax net operating loss carryforwards and credit carryforwards. The future utilization of the Company's net operating loss and carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

        Significant judgment is required in determining the Company's provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Despite the Company's belief that the tax return positions are fully supportable, the Company believes that certain positions may be challenged and may not be sustained on review by tax authorities. No assurance can be given that the final resolution of these matters will not be materially different than those reflected in the Company's historical income tax provisions and accruals. Such determinations could have a material effect on the Company's income tax provisions or benefits in the period in which such determination is made.

9. ACCOUNTING FOR STOCK-BASED COMPENSATION

        Stock-Based Compensation Expense—Under the provisions of SFAS 123(R), the Company recorded approximately $15,195 and $9,127 of stock-based compensation expense in its Statement of Operations for the years ended December 31, 2007 and 2006 respectively. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company recorded approximately $12,570 of stock-based compensation for certain options exercised with notes in the Consolidated Statement of Operations for the years ended December 31, 2005 under the provisions of APB 25 based upon their intrinsic value.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

9. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)

        The Company has a net operating loss carry-forward as of December 31, 2007, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

        The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R).

        Upon the adoption of SFAS 123(R) on January 1, 2006, the Company estimated the fair value of each stock-based award on the grant date using the Black-Scholes valuation model. To facilitate the adoption of SFAS 123(R), the Company applied the provisions of Staff Accounting Bulletin No. 107 (SAB 107) in developing its methodologies to estimate its Black-Scholes valuation model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. Below is a summary of the methodologies the Company utilized to estimate the assumptions:

        Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach. This fair value is then amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

        Expected Term—The expected term of the Company's stock-based awards represents the period that the Company's stock-based awards are expected to be outstanding and is determined based on the simplified method permitted under SAB 107, since the Company does not have adequate history of exercises of its stock-based awards.

        Expected Volatility—The Company estimates its volatility factor by using the historical average volatility, over a period equal to the expected term, of comparable companies since it does not have adequate stock price history of its own stock to determine volatility.

        Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends in the future.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company's stock-based awards does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available maturities.

        Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. As stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience. During the years ended prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

9. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)

        Fair Value—The fair value of the Company's stock options granted to employees and non-employee directors for the years ended December 31, 2006 and 2007 was estimated using the following assumptions:

	2006	2007
Range of risk-free interest rate	4.29%-5.03%	4.29%-4.93%
Expected term (years)	6.22	6.22
Dividend yield	0.00%	0.00%
Weighted-average expected volatility	95.94%	37.82%

10. STOCK OPTIONS AND WARRANTS

        Stock Option Plans—The Company has adopted three equity plans referred to as 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan.

        The Company's 1998 Stock Plan (the 1998 Stock Plan) was amended in May 2003, February 2005, August 2005 and November 2006 to increase the total number of shares of Class A common stock available for issuance to a total of 10,675,000, 10,915,000, 10,955,000, and 11,705,000, respectively. The 1998 Stock Plan provides for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 1998 Stock Plan. Options granted generally vest over a four-year period and generally expire ten years from the date of grant. In addition, certain employees have options that have accelerated vesting provisions upon the transfer of ownership of 50% or more of the Company's common stock.

        At December 31, 2007 and 2006, 0 and 928,938 shares, respectively, were available for future grants under the 1998 Stock Plan.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

10. STOCK OPTIONS AND WARRANTS (Continued)

        The following table summarizes activity under the 1998 Stock Plan:

	Number of Shares	Approximate Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,573,251	$1.86
Granted	319,272	$4.22
Exercised	(362,432)	$0.79
Forfeited/expired	(121,925)	$1.29

Options outstanding at December 31, 2006	2,408,166	$2.36
Vested and exercisable at December 31, 2006	1,230,620	$1.54	6.39	$3,889
Granted	770,481	$6.39
Exercised	(339,000)	$1.57
Forfeited/expired	(169,885)	$3.68

Options outstanding at December 31, 2007	2,669,762	$3.54	7.25	$9,327

Vested and exercisable at December 31, 2007	1,395,864	$2.27	6.35	$6,644

        The weighted-average fair value of options granted during 2007 was $6.39.

        The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of options exercised was $1,851, $1,417 and $1,904, respectively. In determining the intrinsic value of stock options exercised, the Company established the exercise price based on the fair value of the Company's stock at the date of grant as determined by the Board. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company's common stock for the 1,383,801 options that were in-the-money as of December 31, 2007.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

10. STOCK OPTIONS AND WARRANTS (Continued)

        Additional information with respect to outstanding options under the 1998 Stock Plan as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.50-$3.00	862,320	5.31	$1.13	741,342	$1.01
$3.30-$4.00	1,082,522	7.76	$3.53	573,593	$3.51
$4.70-$6.70	448,233	8.37	$4.83	73,866	$4.70
$7.90-$9.50	276,687	9.50	$8.96	7,063	$9.22

Totals	2,669,762	7.25	$3.54	1,395,864	$2.27

        At December 31, 2007 the net compensation cost related to unvested options awarded under the 1998 Stock Plan was $5,954.

        The Company's 2000 Stock Plan (the 2000 Stock Plan) provides for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 2000 Stock Plan. Options granted generally begin vesting over a four-year period. Additional options granted to employees previously holding options under either the 1998 Stock Plan or the 2000 Stock Plan vest quarterly over four years. Options generally expire ten years from the date of grant. At December 31, 2007, no shares were available for future grants under the 2000 Stock Plan.

        The following table summarizes activity under the 2000 Stock Plan:

	Number of Shares	Approximate Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	198,843	$0.74
Granted	8,500	$4.00
Exercised	(4,551)	$0.73
Forfeited/expired	(5,500)	$0.91

Options outstanding at December 31, 2006	197,292	$0.88
Vested and exercisable at December 31, 2006	170,892	$0.78
Granted	7,000	$4.70
Exercised	(5,840)	$1.77
Forfeited/expired	(6,910)	$4.00

Options outstanding at December 31, 2007	191,542	$0.88	4.38	$1,178
Vested and exercisable at December 31, 2007	180,166	$0.74	4.19	$1,133

        The weighted-average fair value of options granted under the 2000 Stock Plan during 2007 was $4.70.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

10. STOCK OPTIONS AND WARRANTS (Continued)

        The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of options exercised was $31, $18 and $21, respectively. In determining the intrinsic value of stock options exercised, the Company established the exercise price based on the fair value of the Company's stock at the date of grant as determined by the Board. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 180,166 options that were in-the-money as of December 31, 2007.

        Additional information with respect to outstanding options under the 2000 Stock Plan as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.50	155,903	4.56	$0.50	151,527	$0.50
$2.00	28,639	2.21	$2.00	28,639	$2.00
$4.70	7,000	9.22	$4.70	—	—

Totals	191,542	4.38	$0.88	180,166	$0.74

        At December 31, 2007 the net compensation cost related to unvested options awarded under the 2000 Stock Plan was $33.

        On October 23, 2007, the Company adopted the 2007 Equity Plan, which provides for an aggregate of 1,868,251 shares of the Company's Class A common stock to be available for awards, subject to annual increases of up to 1,500,000 shares for five years beginning in 2009. The number of shares available under the 2007 Equity Plan may be further increased by certain shares awarded under the 2007 Equity Plan, the 1998 Stock Plan, or the 2000 Stock Plan that are surrendered or forfeited after the effective date of the 2007 Equity Plan. The maximum number of shares available for awards will not exceed 24,564,013 and, unless earlier terminated by the Board of Directors, the 2007 Equity Plan will expire on October 23, 2017 and no further awards may be granted after that date.

        At December 31, 2007, 1,511,987 shares were available for future grants under the 2007 Equity Plan.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

10. STOCK OPTIONS AND WARRANTS (Continued)

        The following table summarizes activity under the 2007 Stock Plan:

	Number of Shares	Approximate Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	—	—
Granted	16,750	$9.70	9.5
Exercised	—
Forfeited/expired	—

Options outstanding at December 31, 2007	16,750	$9.70	9.5	—

Vested and exercisable at December 31, 2007	—	—	—	—

        Additional information with respect to outstanding options under the 2007 Stock Plan as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$9.70	16,750	9.5	$9.70	—	—

Totals	16,750	9.5	$9.70	—	—

        At December 31, 2007 the net compensation cost related to unvested options awarded under the 2007 Equity Plan was $155.

        At December 31, 2007, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company's 1998 Stock Plan, 2000 Stock Plan, and 2007 equity plan at weighted average exercise price of $1.50 per share. An aggregate of 46,875 options were vested and exercisable at December 31, 2007 with 7.2 years of remaining contractual life. Intrinsic value of the unvested shares at December 31, 2007 was $156.

        The following table summarizes information pertaining to options granted, vested, and exercised during the years ended December 31:

	2005	2006	2007
Weighted average fair value of stock options granted	$2.88	$4.21	$6.37
Aggregate intrinsic value of stock options vested	$2,234	$4,622	$8,037
Aggregate intrinsic value of stock options exercised	$1,927	$1,439	$1,882

        The Company held notes receivable exchanged for the exercise of options by certain management employees, with interest rates ranging from 2.1% to 4.3% per annum. The notes receivable were generally due over a four to nine year period, and are collateralized by the common stock issued pursuant to the option exercise. In July 2007 in accordance with the terms of the notes, upon initial filing of the S-1 registration statement the notes receivable from officers, directors and employees of

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

10. STOCK OPTIONS AND WARRANTS (Continued)

the Company became due and were paid in full. As of December 31, 2007 a single note receivable for approximately $16 from a former employee was outstanding. At December 31, 2006, $2,800 was due from current and former officers, directors and employees of the Company.

        In accordance with EITF Issue 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" and EITF 95-16 "Accounting For Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25," options exercised with notes receivable in the year ended December 31, 2003 were accounted for as variable options. Additional deferred compensation of $6,600 for the year ended December 31, 2005 was recorded in stockholders' equity to reflect the fair value change of the underlying common stock for those options exercised with notes receivable. Deferred stock compensation represents the excess of the fair value of the common stock over the option exercise price. In accordance with SFAS 123(R), the balance of deferred stock-based compensation on the consolidated balance sheet on the date of adoption, January 1, 2006 was reclassified to additional paid-in capital. In May 2007 the Board of Directors modified the terms of option notes, and as a result the Company recognized $13,725 in additional stock based compensation expenses under SFAS 123(R) during the year ended December 31, 2007.

        Under terms of an employment agreement, the Company's Chief Operating Officer was awarded options to purchase 190,000 shares of Class A common stocks with certain repurchase provisions. These option awards were classified as liabilities, and stock based compensation cost is recognized based on the fair value of the option grant. During the year ended December 31, 2007, the Company recorded a $275 reduction in additional paid-in-capital and a commensurate increase in liabilities for stock based compensation.

        At December 31, 2007 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of SFAS 123(R) and the Company's stock award plans, but not yet recognized was approximately $6,182, which will be amortized on a straight-line basis over a weighted-average period of 2.82 years and will be adjusted for subsequent changes in estimated forfeitures.

        During the years ended December 31, 2007 and 2006 the Company granted 10,000, and 40,000 stock options under the 1998 Stock Plan, respectively, to non-employee directors that are exercisable into the Company's Class A common stock. Options vest quarterly over four years, and expire ten years from the date of grant.

        Warrants—In December 1999, as part of its acquisition of a minority interest in CD1Financial.com, LLC, the Company issued fully-vested, non-forfeitable warrants for 1,042,985 shares of Class A common stock at an exercise price of $0.02. These warrants were exercised in full in November 2007.

        In May 2000, the Company entered into a strategic alliance with Penske Motor Group, Inc. (formerly Penske Automotive Group, Inc.) and Penske Automotive Group, Inc. (formerly United Auto Group, Inc.), both of which are related parties, for vehicle sourcing and other services. As consideration, the Company granted to Penske Motor Group, Penske Automotive Group and certain affiliated and associated companies warrants to purchase an aggregate of 3,969,669 shares of Series D Preferred Stock at an exercise price of $31.52. In February 2007, the Board of Directors extended to December 2008 the expiration dates of two groups of warrants, for an aggregate number of 1,554,314

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

10. STOCK OPTIONS AND WARRANTS (Continued)

shares, scheduled to expire in May 2007 and May 2008. In May 2007 warrants for 2,065,355 shares of Series D Preferred Stock expired. In November 2007 remaining 1,904,314 warrants were converted to equal number of warrants to purchase shares of Class A Common Stock concurrent with conversion of Series D Preferred Stock into Class A Common Stock.

        Warrants exercisable and outstanding as of December 31, 2007 are as follows:

	Number of Shares	Exercise Price	Expiration
Class A Common Stock	1,554,314	$8.06	December 2008
Class A Common Stock	350,000	$8.06	May 2009

        Total non-cash charges included in the consolidated statement of operations from stock options, restricted stock grants and warrants were as follows:

	Years ended December 31,
	2005	2006	2007
Employee and director stock options and restricted stock grants	$9,429	$9,127	$15,195
Warrants	3,141	—	—

Total	$12,570	$9,127	$15,195

11. CAPITALIZATION

        On October 4, 2007 the Board of Directors approved a reverse stock split of the Company's common stock, which the pricing committee subsequently determined to be a 1-for-2 reverse stock split, that occurred following the conversion of the Company's Series A, Series B, Series C, Series D, and Series E preferred stock and Class C and Class D common stock into shares of the Company's Class A common stock on a one-to-one basis prior to consummation of the Company's initial public offering.

        Effective November 21, 2007 all of the outstanding shares of Series A, B, C, D and E Preferred Stock and Class C and D of Common Stock were converted into Class A Common Stock in accordance with Sections 3(a)(ii), 3(c)(i) and 3(d)(i) of the Amended and Restated Certificate of Incorporation of the Company.

        All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

        On November 16, 2007, a registration statement relating to the initial public offering of Class A common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, the Company registered 6,000,000 shares of its Class A common stock, and another 900,000 shares subject to the underwriters' over-allotment option. The underwriters did not exercise the over-allotment option. The remaining 6,000,000 shares of Class A common stock registered under the registration statement, were sold at a price to the public of $8.00 per share. 2,350,115 shares were sold by the Company, and 3,649,885 shares were sold by the selling stockholders identified in the registration statement. The offering closed on November 21, 2007. The sole book-running manager was Thomas Weisel Partners LLC, and the co-lead manager was Jefferies & Company.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

11. CAPITALIZATION (Continued)

        The aggregate gross proceeds from the shares of Class A common stock sold by the Company through the initial public offering were $18.8 million. The aggregate net proceeds to the Company from the offering were approximately $13.3 million, after deducting an aggregate of approximately $1.3 million in underwriting discounts and commissions paid to the underwriters and an estimated $4.2 million in other expenses incurred in connection with the offering.

        Changes in preferred and common stocks for the three years ended December 31, 2007 are as follows:

	2005	2,006	2007
Preferred stock Series A
Balance at beginning of year	5,000,000	5,000,000	5,000,000
Converted to Class A common stock	—	—	(5,000,000)

Balance at end of year	5,000,000	5,000,000	—

Preferred stock Series B
Balance at beginning of year	4,779,286	4,779,286	4,779,286
Converted to Class A common stock	—	—	(4,779,286)

Balance at end of year	4,779,286	4,779,286	—

Preferred stock Series C
Balance at beginning of year	4,971,502	4,971,502	4,971,502
Converted to Class A common stock	—	—	(4,971,502)

Balance at end of year	4,971,502	4,971,502	—

Preferred stock Series D
Balance at beginning of year	9,084,149	6,884,149	6,884,149
Converted to Class A & B common stock	(2,200,000)	—	(6,884,149)

Balance at end of year	6,884,149	6,884,149	—

Preferred stock Series E
Balance at beginning of year	785,295	785,295	785,295
Converted to Class A common stock	—	—	(785,295)

Balance at end of year	785,295	785,295	—

Common stock equivalent of Preferred Series A-E	22,420,232	22,420,232	—

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

11. CAPITALIZATION (Continued)

Common stock Class A
Balance at beginning of year	8,860,192	9,912,457	10,330,692
Exercise of options & warrants	928,917	367,432	1,381,988
Grant of restricted stock net of stock repurchase	(11,436)	(82,500)	25,126
Common stock issued for acquisition	134,784	133,303	—
Conversion of preferred stock	—	—	22,420,232
Conversion of Class C & D common stock	—	—	3,669,681
Initial public offering	—	—	2,350,115

Balance at end of year	9,912,457	10,330,692	40,177,834

Common stock Class B
Balance at beginning of year	1,025,000	3,025,000	3,025,000
Conversion of preferred stock Series D	2,000,000	—	—

Balance at end of year	3,025,000	3,025,000	3,025,000

Common stock Class C
Balance at beginning of year	83,959	93,701	98,252
Exercise of options	9,742	4,551	5,840
Converted to Class A common stock	—	—	(104,092)

Balance at end of year	93,701	98,252	—

Common stock Class D
Balance at beginning of year	3,565,589	3,565,589	3,565,589
Converted to Class A common stock	—	—	(3,565,589)

Balance at end of year	3,565,589	3,565,589	—

Total Common stock	16,596,747	17,019,533	43,202,834

        Preferred Stock—At December 31, 2006, the Original Issue Prices and Conversion Prices per share of Series A, B, C, D, E and F Preferred Stock were $0.02, $1.54, $4.66, $31.52, $89.80 and $8.06, respectively. Each share of Preferred Stock was converted into shares of Class A common stock at the Conversion Price prior to the closing of the Company's initial public offering. As of December 31, 2007 there were no shares of preferred stock issued and outstanding.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

11. CAPITALIZATION (Continued)

        Class A Common Stock—Each share of Class A Common Stock has a single vote. The number of authorized shares of Class A common stock as of December 31, 2006 and 2007 were 125,000,000, of which 10,330,692 and 40,177,866 respectively were issued and outstanding.

        Restricted Stock—During the years ended December 31, 2007 and 2006, the Company issued 416,702 and 5,000 shares, respectively, of restricted shares of Class A common stock, of which 30,000 and 5,000 shares were issued upon the early exercise of stock respectively. The stock generally vests over four years. During the year ended December 31, 2007, the Company repurchased 35,498 shares of unvested shares upon termination of employment. As of December 31, 2007 and 2006, 153,198 and 466,247 shares, respectively, were unvested and subject to repurchase by the Company.

        Class B Common Stock—The Company has 6,050,000 authorized shares of Class B Common Stock. Each share of Class B Common Stock has 20 votes and shall vote together with the shares of the Company's Class A Common Stock as a single class. All shares of Class B Common Stock are held by a single stockholder.

        Each share of Class B Common Stock shall be converted at the option of the holder thereof, at any time after the date of issuance, into one share of Class A Common Stock. Upon the transfer or disposition of any share of Class B Common Stock to any person or entity other than to an affiliate of the current stockholder, each such share of Class B Common Stock shall automatically be converted into one share of Class A common stock. If and when the current stockholder or its affiliates collectively cease to hold and have the right to direct the vote of at least 15% of the shares of the Company's outstanding capital stock, each outstanding share of Class B Common Stock shall automatically be converted into one share of Class A Common Stock.

        As of December 31, 2006 and 2007 there were 3,025,000 shares of Class B Common Stock issued and outstanding.

        Class C Common Stock & Class D Common Stock—Class C & Class D Common Stocks of the Company were canceled upon conversion of all outstanding shares of each class into Class A Common Stock prior to the consummation of the Company's initial public offering and no shares were issued and outstanding at December 31, 2007. At December 31, 2006, 98,252 shares of Class C Common Stock and 3,565,589 shares of Class D Common Stock were issued and outstanding.

        As of December 31, 2007, Idealab Holdings, L.L.C. and its affiliates own 7,949,661 shares of Class A Common Stock and all of the shares of Class B Common Stock.

12. EMPLOYEE BENEFIT PLAN

        The Company offers a 401(k) Profit Sharing Plan (the Plan) to all employees who meet the Plan's eligibility requirements. Under the Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. Company matching and profit sharing contributions are discretionary. For the years ended December 31, 2005, 2006 and2007, the Company made no contributions to the plan.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

13. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases its offices in United States, United Kingdom, and Canada under operating leases, with periodic rate increases, which expire through 2010, if not renewed. Future minimum lease payments, net of foreign exchange where applicable, under non-cancelable operating leases are as follows:

Years Ending December 31,	Operating
2008	1,384
2009	1,361
2010	693

Total	$3,438

        The Company records rental expense on a straight-line basis over the term of the lease. Rental expense for the years ended December 31, 2005, 2006 and 2007 was approximately $777, $950 and $997, respectively.

        The landlord tenant improvement allowances of approximately $2,200 associated with the 2004 and 2006 corporate headquarters build-out in El Segundo, California, and $1,044 for offices of the Company's subsidiary in Canada are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the tenant improvement allowance is recorded as deferred rent and will be recovered ratably over the remaining term of the lease.

        At December 31, 2007 the Company had a $548 letter of credit (LOC) in favor of a landlord; this LOC is fully collateralized by an investment included in Other Assets.

        Contingencies—From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Based on the information presently available, including discussion with counsel, management believes that resolution of these matters will not have a material adverse effect on the Company's business, consolidated results of operations, financial condition, or cash flows.

        In its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company's customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Earnout Agreements—The Company has entered into earnout agreements as part of the consideration for certain acquisitions. Earnouts are contingent on achievement of agreed upon performance milestones. The Company accounts for earnout consideration in accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination," as an addition to compensation expense or goodwill in the period earned. Approximately $1,033 was paid in 2007 in respect of those commitments and was recorded as additional goodwill.

        As of December 31, 2007, the Company had contingent earnout payments due in 2008 of $12,313. These contingent payments were determined based on the maximum potential earnout payments in the acquisition agreements. The Company anticipates that the most probable earn-out amount in 2008 will be approximately $1,688. Projected maximum potential and best estimate of most probable earn-out for the years 2008 to 2012 for all business acquired as of December 31, 2007 are as follows:

	2008	2009	2010	2011	2012
Maximum potential earn-out payment	12,313	8,434	10,834	2,422	1,845
Best estimate of most probable earn-out payment	1,688	2,607	3,702	1,432	1,052

        Employment Agreements—The Company has entered into employment agreements with certain members of management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

        Legal Contingencies—On November 30, 2007, Autobytel, Inc. filed a claim for patent infringement against us in the United States District Court for the Eastern District of Texas, related to our delivery of automotive leads to dealers. The Company is not able to estimate a probable loss, if any.

14. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

        The Company's consolidated supplemental cash flow information for the three years ended December 31, 2007 is provided below:

	Years ended December 31,
	2005	2006	2007
Non-cash investing and financing activities:
Assets acquired under Tenant Improvement Allowance	$—	$326	$—
Repayment (cancellation) of notes receivable from stockholders in connection with repurchase	—	(165)	2,426
Common Stock issued in acquisitions	332	522	—
Decrease in goodwill through release of deferred tax asset valuation allowance	596	11,666	—
Decrease in goodwill through release of deferred tax	—	—	2,689

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

15. SEGMENT REPORTING

        As discussed previously in Note 2, the Company manages its business within two identifiable segments. The following tables present the summarized information by segment:

	Consumer Internet	Licensing	Total
For the year ended December 31, 2007
Revenues	$63,738	$26,151	$89,889
Investment and other income (loss)	6,441	(408)	6,033
Depreciation and amortization	6,743	1,287	8,030
Segment pre-tax income	5,508	5,380	10,888
Provision for income tax	9,643	934	10,577
Stock-based compensation	15,195	—	15,195
Segment assets	328,227	35,201	363,428
For the year ended December 31, 2006
Revenues	$67,752	$17,052	$84,804
Investment and other income	6,287	—	6,287
Depreciation and amortization	3,463	489	3,952
Segment pre-tax income	19,174	3,811	22,985
Provision (benefit) for income tax	(70,335)	253	(70,082)
Stock-based compensation	9,127	—	9,127
Segment assets	323,080	8,304	331,384
For the year ended December 31, 2005
Revenues	63,028	15,045	78,073
Investment and other income	3,648	—	3,648
Depreciation and amortization	1,908	509	2,417
Segment pre-tax income	11,468	3,515	14,983
Provision for income tax	1,216	353	1,569
Stock-based compensation	12,570	—	12,570
Segment assets	220,198	8,588	228,786

        During the year ended December 31, 2007, the Company generated approximately $16,156 of revenue from its Canadian and United Kingdom operations. The United Kingdom operations were acquired on June 18, 2007. During the years ended 2006 and 2005, the Company generated approximately $6,400 and $5,600 of revenue respectively from its Canadian operations.

INTERNET BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands throughout, except share amounts)

16. QUARTERLY FINANCIAL RESULTS

	Quarters ended
	March 30, 2006	June 30, 2006	September 30, 2006	December 30, 2006	March 30, 2007	June 30, 2007	September 30, 2007	December 30, 2007
Revenues	21,931	21,600	21,682	19,591	19,137	21,399	24,462	24,891
Income from operation	984	7,313	3,481	4,920	4,390	(9,280)	5,001	4,744
Net income (loss)	1,743	8,799	4,728	77,797	3,267	(9,961)	4,237	2,768
Undistributed income attributable to preferred stockholders	(1,026)	(5,148)	(2,750)	(45,355)	(1,874)	1,874	—	—
Basic Earning per Share	0.02	0.12	0.26	2.02	0.04	(0.24)	0.12	0.07
Diluted Earning per Share	0.02	0.09	0.22	1.90	0.04	(0.24)	0.12	0.07

17. VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expense	Additions Charged to Other Accounts	Deductions and Write Offs	Release of valuation allowance	Ending Balance
Year ended December 31, 2007
Allowance for doubtful accounts	$1,267	320	35	(483)	—	$1,139
Valuation allowance for deferred tax asset	9,659	189	—	—	—	9,848
Year ended December 31, 2006
Allowance for doubtful accounts	1,516	512	—	(761)	—	1,267
Valuation allowance for deferred tax assets	102,955	—	—	—	(93,296)	9,659
Year ended December 31, 2005
Allowance for doubtful accounts	1,175	735	—	(394)	—	1,516
Valuation allowance for deferred tax assets	112,634	—	—	—	(9,679)	102,955

18. SUBSEQUENT EVENTS

        From January 1, 2008 through February 29, 2008, the Company acquired an additional eleven websites for an aggregate purchase price of $23,179.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 21, 2006, we dismissed our prior independent registered public accounting firm. During the course of the audit of our 2004 consolidated financial statements, we raised with that accounting firm whether a change in our revenue recognition practices related to our new car brokerage sales was acceptable, from recognition on a gross basis (the method followed in the previously issued financial statements for fiscal years 2002 and 2003) to recognition on a net basis. During these discussions, that firm advised us that based upon their analysis of additional information provided by us, further investigation was needed to arrive at a determination of whether such a change was acceptable and the impact of the additional information on the continuing fairness and reliability of our fiscal 2002 and 2003 financial statements. That firm was dismissed and as such did not complete its evaluation of this revenue recognition matter. Subsequent to the dismissal of that firm, we changed our revenue recognition practices related to our new car brokerage sales to a net basis. We have changed our 2003 financial information in this Report to reflect new car brokerage revenues on a net basis and have indicated that this information is unaudited.

        The decision to dismiss our prior independent registered public accounting firm was approved by our Audit and Ethics Committee and our Board of Directors. During the years ended December 31, 2004 and 2005, and through April 21, 2006, there were no disagreements with that firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of that firm, would have caused it to make reference thereto in its reports on the consolidated financial statements. The prior firm did not prepare or issue any report on our consolidated financial statements for any period subsequent to December 31, 2003. From January 1, 2004 through April 21, 2006, there were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, except as described in the paragraph above.

        On May 30, 2006, we appointed BDO Seidman LLP, or BDO, as our independent registered public accounting firm to audit our consolidated financial statements as of and for the years ended December 31, 2004, 2005 and 2006. This decision was approved by our Audit and Ethics Committee and our Board of Directors. From January 1, 2004 through May 30, 2006, the date we appointed BDO, neither we nor anyone on our behalf consulted with BDO regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and we were not provided with either a written report or oral advice that BDO concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (b) any matter that was the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K. In addition, we authorized our prior independent registered public accounting firm to respond fully to any inquiries of BDO concerning our change in revenue recognition practices described above.

ITEM 9A(T).    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of our company's management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007. "Disclosure controls and procedures" are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Changes in internal control over financial reporting.

        There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Exemption from Management's Report on Internal Control Over Financial Reporting for 2007

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to transition period rules established by the SEC for newly public companies.

ITEM 9B.    OTHER INFORMATION

        Rule 10b5-1 Trading Plans.    Our Insider Trading Policy allows officers, directors, and certain designated employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this Annual Report on Form 10-K, Mr. Brisco (our Chief Executive Officer), Ms. Walsh (our Executive Vice President of Corporate Development and General Counsel), Mr. Hoover (our Senior Vice President of Marketing and Business Development) and Ms. Domeyer (our Chief Technology Officer) have each adopted a 10b5-1 trading plan.

        We undertake no obligation to update or revise our disclosure regarding plans currently in effect or plan, that may be modified in the future, or to identify other individuals who may enter into trading plans under Rule 10b5-1 in the future.

        On March 11, 2008, Gerald Greenwald notified the Board of Directors of his intention not to stand for re-election at the Company's next annual meeting of stockholders, which is scheduled to be held on May 30, 2008. Mr. Greenwald's decision not to stand for re-election was not due to any disagreements with the Company or its management.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

        (a)(1) and (a)(2)—Financial Statement and Financial Statement Schedules.

        The information called for by this section of Item 15 is set forth in the Financial Statements and Auditors' Report beginning at page 61 of this Form 10-K. The index to Financial Statements and Schedules is set forth at page 60 of this Form 10-K.

        (a)(3)—Exhibits

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2008	INTERNET BRANDS, INC.
	By:	/s/ ROBERT N. BRISCO Robert N. Brisco President and Chief Executive Officer (Principal Executive Officer)

Power of Attorney

        Each Person whose signature appears below hereby constitutes and appoints Robert N. Brisco and B. Lynn Walsh, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to execute for him or her and in his or her name, place and stead, in any and all capacities, any and all amendments to this report as the attorney-in-fact to file the same, with all exhibits thereto and any other documents required in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and their substitutes, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT N. BRISCO Robert N. Brisco	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2008
/s/ ALEXANDER E. HANSEN Alexander E. Hansen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2008
/s/ HOWARD LEE MORGAN Howard Lee Morgan	Director	March 12, 2008
/s/ KENNETH B. GILMAN Kenneth B. Gilman	Director	March 12, 2008

/s/ MARCIA GOODSTEIN Marcia Goodstein	Director	March 12, 2008
/s/ GERALD GREENWALD Gerald Greenwald	Director	March 12, 2008
/s/ WILLIAM GROSS William Gross	Director	March 12, 2008
/s/ MARTIN R. MELONE Martin R. Melone	Director	March 12, 2008
/s/ ROGER S. PENSKE Roger S. Penske	Director	March 12, 2008
/s/ JAMES R. UKROPINA James R. Ukropina	Director	March 12, 2008

EXHIBIT INDEX

Exhibit Number		Description
3.1#	—	Restated Certificate of Incorporation (Exhibit 3.1)
3.2***	—	Amended and Restated Bylaws (Exhibit 3.2)
4.1***	—	Form of Specimen Certificate for Registrant's Class A Common Stock (Exhibit 4.1)
4.2*	—	Share Exchange Agreement by and between Registrant and Idealab Holdings, L.L.C., dated March 10, 2005 (Exhibit 4.2)
4.2(a)***	—	Lock-up Agreement, by and between Registrant and Idealab Holdings, L.L.C., dated October 26, 2007 (Exhibit 4.2(a))
4.3*	—	Fifth Amended and Restated Investor Rights Agreement, by and among Registrant and certain of its stockholders, dated February 6, 2001 (Exhibit 4.3)
10.1##++	—	2007 Equity Plan, and forms of agreements thereunder (Exhibit 4.1)
10.2##++	—	2000 Stock Plan, as amended, and form of agreement thereunder (Exhibit 4.2)
10.3##++	—	1998 Stock Plan, as amended, and forms of agreements thereunder (Exhibit 4.3)
10.4*	—	Warrant to purchase 158,629 shares of Series F preferred stock, dated April 2, 2007 (Exhibit 10.4)
10.5*	—	Warrant to purchase 886,735 shares of Series F preferred stock, dated April 2, 2007 (Exhibit 10.5)
10.6*	—	Warrant to purchase 207,052 shares of Series F preferred stock, dated April 2, 2007 (Exhibit 10.6)
10.7*	—	Warrant to purchase 339,291 shares of Series F preferred stock, dated April 2, 2007 (Exhibit 10.7)
10.8*	—	Warrant to purchase 100,805 shares of Series F preferred stock, dated April 2, 2007 (Exhibit 10.8)
10.9*	—	Warrant to purchase 1,723,974 shares of Series F preferred stock, dated April 2, 2007 (Exhibit 10.9)
10.10*	—	Warrant to purchase 392,143 shares of Series F preferred stock, dated April 2, 2007 (Exhibit 10.10)
10.11*	—	Warrant to purchase 2,085,970 shares of common stock, dated December 16, 1999 (Exhibit 10.11)
10.12***++	—	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.12)
10.13*++	—	Offer Letter to Lisa Morita, dated December 27, 2006 (Exhibit 10.13)
10.14*++	—	Employment Letter to Alexander Hansen, dated July 16, 2007 (Exhibit 10.14)
10.15*++	—	Employment Agreement by and between Registrant and Robert Brisco, dated November 8, 1999, as amended (Exhibit 10.15)
10.16*++	—	Severance Payment Agreement by and between Registrant and Debra Domeyer, dated January 30, 2002 (Exhibit 10.16)
10.17*++	—	Severance Payment Agreement by and between Registrant and Lynn Walsh, dated January 30, 2002 (Exhibit 10.17)

10.18*	—	Office Lease for 909 North Sepulveda, Suite 940, 10th and 11th Floors, El Segundo, California, by and between Registrant and Kilroy Realty, L.P., dated June 25, 2004, as amended by First Amendment to Office Lease, dated November 11, 2005 (Exhibit 10.20)
10.19**++	—	Severance Payment Agreement by and between Registrant and Lisa Morita, dated February 26, 2007 (Exhibit 10.22)
10.20**++	—	Severance Payment Agreement by and between Registrant and Charles Hoover, dated June 30, 2006 (Exhibit 10.23)
10.21**++	—	Full-Time Regular Engagement Resources Agreement by and between Registrant and Tatum, LLC, dated July 16, 2007 (Exhibit 10.24)
14.1		Code of Ethics
16.1*	—	Letter Regarding Change in Certifying Accountant
21.1*	—	Subsidiaries of the Registrant
23.1	—	Consent of BDO Seidman, LLP
24.1	—	Power of Attorney (included on signature page of this Report)
31.1+	—	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	—	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certifications of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to an exhibit to the Registrant's registration statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

**
Incorporated by reference to an exhibit to Amendment No. 1 to the Registrant's registration statement on Form S-1, Commission File No. 333-144750, filed on August 29, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

***
Incorporated by reference to an exhibit to Amendment No. 4 to the Registrant's registration statement on Form S-1, Commission File No. 333-144750, filed on October 30, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

#
Incorporated by reference to an exhibit to the Registrant's Form 8-K filed on November 28, 2007. The number given in the parentheses indicates the corresponding exhibit number in such Form 8-K.

##
Incorporated by reference to an exhibit to the Registrant's registration statement on Form S-8 (Commission File No. 333-148257), filed on December 21, 2007. The number given in the parentheses indicates the corresponding exhibit number in such Form S-8.

+
Furnished herewith.

++
Management contract or compensatory plan.

QuickLinks

INTERNET BRANDS, INC. FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Internet Brands, Inc. Index
Report of Independent Registered Public Accounting Firm
INTERNET BRANDS, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
INTERNET BRANDS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
INTERNET BRANDS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
INTERNET BRANDS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
INTERNET BRANDS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
INTERNET BRANDS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands throughout, except share amounts)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Power of Attorney
EXHIBIT INDEX