Form 10-Q
period 2008-03-31
INTERNET BRANDS, INC.
filed 2008-05-08
CIK 1080131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33797

INTERNET BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4711621
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

909 N. Sepulveda Blvd., 11th Floor

El Segundo, California 90245

 (Address of principal executive offices)

(310) 280-4000

 (Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.

Yes   ☐    No   ☒

The number of shares outstanding of the registrant’s Class A common stock and Class B common stock as of May 7, 2008 was 40,704,429 and 3,025,000, respectively.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Income for the three month periods ended March 31, 2007 and 2008 (unaudited)	4

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2008 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6. Exhibits	20

Signatures	21

EXHIBIT 4.1

EXHIBIT 4.2

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$19,078	$31,780
Accounts receivable, less allowances for doubtful accounts of $1,609 and $1,139 at March 31, 2008 and December 31, 2007 respectively	18,177	15,470
Investments, available for sale	57,798	64,864
Deferred income taxes	9,717	9,717
Prepaid expenses and other current assets	1,289	1,521
Total current assets	106,059	123,352

Property and equipment, net	9,485	7,575
Goodwill	171,045	150,863
Intangible assets, net	20,807	18,264
Deferred income taxes	60,737	61,714
Other assets	201	1,660

Total assets	$368,334	$363,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$15,740	$14,038
Deferred revenue	8,136	8,846
Total current liabilities	23,876	22,884

Stockholders’ equity

Common stock, Class A, $.001 par value; 125,000,000 shares authorized and 40,688,774 and 40,177,834 shares issued and outstanding at March 31, 2008 and at December 31, 2007	41	40

Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at March 31, 2008 and at December 31, 2007	3	3

Additional paid-in capital	604,606	604,003
Accumulated deficit	(258,957)	(261,977)
Stockholder note receivable	(16)	(16)
Accumulated other comprehensive loss	(1,219)	(1,509)
Total stockholders’ equity	344,458	340,544

Total liabilities and stockholders’ equity	$368,334	$363,428

See accompanying notes to audited and unaudited consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months ended March 31, Unaudited
	2008	2007
Revenues
Consumer Internet	$16,303	$14,326
Licensing	8,638	4,811
Total revenues	24,941	19,137

Costs and operating expenses
Cost of revenues	5,387	5,378
Sales and marketing (1)	6,207	4,298
Technology (1)	1,420	1,302
General and administrative(1)	4,649	2,521
Depreciation and amortization of intangibles	2,747	1,248
Total costs and operating expenses	20,410	14,747

Income from operations	4,531	4,390
Investment and other income	591	1,543
Income before income taxes	5,123	5,933
Provision for income taxes	2,102	2,666
Net income	3,020	3,267
Less undistributed income attributable to preferred stockholders	—	(1,874)
Net income attributable to common stockholders	$3,020	$1,393

Basic earnings per share attributable to common stockholders	$0.07	$0.08
Diluted earnings per share attributable to common stockholders	$0.07	$0.07

Weighted average number of shares - Basic	42,764,092	16,673,813
Weighted average number of shares - Diluted	44,758,372	19,316,147

Stock-based compensation expense by function (1)
Sales and marketing	$49	$12
Technology	20	3
General and administrative	588	232
	$657	$247

(1)           Operating expenses for the three months ended March 31, 2008 and 2007 include stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), “Share-Based Payment” (SFAS 123(R)), which the Company adopted on January 1, 2006.

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months ended March 31, Unaudited
	2008	2007
Cash flows from operating activities
Net income	$3,020	$3,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,747	1,248
Provision for bad debt reserve	694	(170)
Stock based compensation	657	247
Benefit from deferred income taxes	975	2,079
Gain on sale of investments	(69)	—
Loss on sale of property and equipment	—	129
Amortization of premium on investments	(296)	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(3,712)	2,936
Prepaid expenses and other current assets	225	257
Other assets	(48)	—
Accounts payable and accrued expenses	1,743	(144)
Deferred revenue	(436)	1,099
Net cash provided by operating activities	5,500	10,948

Cash flows from investing activities
Purchases of property and equipment	(545)	(380)
Capitalized internal use software costs	(1,097)	(408)
Purchases of investments	(23,670)	(19,732)
Proceeds from sales and maturities of investments	31,081	30,055
Acquisitions, net of cash acquired	(24,344)	(34,658)
Net cash used in investing activities	(18,575)	(25,123)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of stock options	21	145
Net cash provided by financing activities	21	145
Effect of exchange rate changes on cash and cash equivalents	352	(42)
Net decrease increase in cash and cash equivalents	(12,702)	(14,072)

Cash and cash equivalents
Beginning of period	31,780	43,661
End of period	$19,078	$29,589

Supplemental schedule of non-cash consolidated cash flow information:
Adjustment to retained earnings related to the liability for uncertain tax positions		$127

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands throughout, except share and per share amounts)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company —Internet Brands, Inc. (the “Company”) is an Internet media company that builds, acquires and enhances branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. The Company’s network of websites attracts large audiences researching high-value or specialty products, enabling it to sell targeted advertising. The Company also offers certain services directly to consumers, such as new car brokering.

In addition, the Company licenses its content and Internet technology products and services to major companies and individual website owners around the world.

Principles of Consolidation The consolidated financial statements include the accounts of Internet Brands, Inc. and its wholly-owned subsidiaries, from the dates of their respective acquisitions. All significant inter-company accounts, transactions and balances have been eliminated in consolidation.

Interim Financial Information The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain information and note disclosures normally included in the consolidated annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted from this interim report. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition —The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.   The Company’s revenues are derived from:

Consumer Internet —Consumer Internet segment revenue is earned from online advertising sales and new car and auto-finance brokerage services on a cost per lead (CPL), cost per thousand impressions (CPM), cost per click (CPC), cost per action (CPA) and flat-fee basis.

The Company earns CPM revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

Revenue from the display of text-based links to the websites of the Company’s advertisers and from search advertising is earned on a CPC basis and is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s link.

Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the dealer or mortgage lender, following the execution of a service agreement and commencement of the services.

New car brokerage revenue and the related auto-financing brokerage revenue and after-market sales revenue are recognized on a CPA basis. Similar to a sales commission, this brokerage revenue is recognized on a net basis in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

Revenue from flat-fee, listings-based services is based on a customer’s subscription to the service for up to twelve months and is recognized on a straight-line basis over the term of the subscription.

Licensing —The Company enters into contractual arrangements with customers to license software tools and to develop customized software and content products; revenue is earned from software licenses, content syndication, maintenance fees and consulting services. Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations on the part of the Company remain. The Company does not offer a right of return on these products.

Software-related revenue is accounted for in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and interpretations. Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

Fees for stand-alone projects are fixed-bid and determined based on estimated effort and client billing rates since the Company can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer’s previously licensed application.

Cash and Cash Equivalents —Cash and cash equivalents consist of cash on hand and highly-liquid investments with original maturities of three months or less.

Investments, Available for Sale —The Company invests excess cash in marketable securities, including highly-liquid debt instruments of the United States Government and its agencies, money market instruments, and high-quality debt instruments. All highly-liquid investments with an original maturity of more than three months at original purchase are considered investments. The Company neither holds nor acquires option rate securities.

The Company evaluates its marketable securities periodically for possible other-than-temporary impairment and reviews factors such as length of time to maturity, the extent to which fair value has been below cost basis and the Company’s intent and ability to hold the marketable security for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for all securities is determined based on quoted market prices as of the valuation date, with the exception of one impaired asset where valuation is based on estimated fair market value. The estimated fair value of the impaired asset represents less than 3% of total investments available for sale.

Realized gains and losses on available-for-sale securities are calculated using the specific identification method. The Company has adopted SFAS No.157 and its investments are all, with one exception, Level 1 assets, as defined by SFAS 157 as those with quoted prices in active markets for identical assets.  These investments are reviewed for market valuation by two independent third parties on a regular basis. During the year ended December 31, 2007, the Company recognized a $600 loss from an other-than-temporary impairment of its available-for-sale investments. During the three months ended March 31, 2008 and March 31, 2007 realized gains and losses on available-for-sale securities were insignificant.

Internal Use Software Development Costs —The Company has adopted the provisions of the AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

The Company has adopted the provisions of EITF No. 00-2, “Accounting for Web Site Development Costs,” (EITF
No. 00-2) in accounting for internal use website software development costs. EITF No. 00-2 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized pursuant to SOP 98-1.

Proprietary Software Development Costs —In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended),” the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design.

Goodwill —Goodwill is carried at cost. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is periodically evaluated for impairment.

Intangible Assets — Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and seven years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

Depreciation and Amortization —Depreciation and amortization includes the depreciation expense of property, plant and equipment on a straight line basis over the useful life of assets, and the amortization expense of (1) leasehold improvements over their remaining useful life or the lease period, whichever is shorter, (2) internal use and proprietary software development costs over the software’s estimated useful life and (3) intangible assets reflecting the period and pattern in which economic benefits are used.

Cost of Revenues —Cost of revenues includes marketing costs to fulfill specific customer advertising orders, the direct development costs of customized software and content products, and costs of hosting websites.

Sales and Marketing —Sales and marketing expenses include online marketing and advertising costs, sales promotion, compensation, benefits and other direct expenses related to the Company’s sales and sales support staffs. The Company recognizes advertising expense at the time the advertisement is first published.

Technology—Technology expenses include compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, support, monitor and operate the Company’s websites and related technologies and to operate the Company’s internal technology infrastructure.

General and Administrative —General and administrative expenses include compensation, benefits, office expenses, and other expenses for executive, finance, legal, business development and other corporate and support-functions personnel. General and administrative expenses also include fees for professional services, insurance, business licenses, and provisions for doubtful accounts.

Stock-Based Compensation and Stock-Based Charges — Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the prospective approach and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under the prospective approach, the Company recognizes stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (the vesting period, generally four years), which the Company has elected to amortize on a straight-line basis.

The Company has a net operating loss carry-forward as of March 31, 2008, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March, 31, 2008.

Operating Leases —The Company leases office space and data centers under operating lease agreements with original lease periods up to 9 years. Certain of the lease agreements contain rent escalation provisions which are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for the purposes of recognizing lease expense on a straight-line basis over the term of the lease.

Income Taxes —Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. The Company measures tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

The Company adopted the provisions of FIN No. 48 on January 1, 2007, and recognized a $478 increase to the liability for uncertain tax positions, $127 of which was charged to the opening balance of retained earnings. Therefore, as of the date of adoption, the Company’s unrecognized tax liability totaled $351, all of which, if recognized would not effect the Company’s effective tax rate. During the three months ended March 31, 2008 and March 31, 2007, there were no changes to the Company’s uncertain tax benefits.

The Company is not currently under Internal Revenue Service or state tax examinations.

Earnings Per Share — The Company calculates net income per share in accordance with SFAS No. 128 “Earnings per Share,” which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method as prescribed by SFAS 123(R).

Comprehensive Income —Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the quarters ended March 31, 2008 and March 31, 2007 the Company’s comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments. The tax effect of the translation adjustments was not significant.

	Three Months ended March 31, Unaudited
	2008	2007

Net income	$3,020	$3,267
Foreign currency translation	168	(42)
Investments, fair value adjustment	122	129

Comprehensive income	$3,310	$3,354

Foreign Currency —The financial position and results of operations of the Company’s Canadian and British subsidiaries are measured using the Canadian Dollar and Pound Sterling as the functional currencies, respectively. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as foreign currency translation adjustment, a component of other comprehensive income (loss).

Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations in accordance with SFAS No. 52, “Foreign Currency Translation.”

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations”(SFAS 141(R)), which establishes the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, the Company will adopt SFAS141(R) as of the January 1, 2009. A significant impact may be realized on any future acquisition(s) by the Company as a result of adoption of SFAS 141(R). The amount of such impact cannot be currently determined and will depend on the nature and terms of such acquisition(s).

In December 2007, the FASB issued SFAS 160 “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operation.

3. ACQUISITIONS OF BUSINESSES AND INTANGIBLES

During the quarter ended March 31, 2008 the Company completed 12 website-related acquisitions in the consumer Internet segment for a total aggregate purchase price of $23.3 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. Goodwill recognized in those transactions amounted to $18.9 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $4.4 million.

During the quarter ended March 31, 2007, 19 website-related acquisitions were completed in the consumer Internet segment at an aggregate price of $35.0 million.  Of this amount $29.8 million represented goodwill and $5.2 million represented intangible assets.

4. STOCK OPTIONS AND WARRANTS

The Company has adopted three equity plans referred to as the 1998 Stock Plan, the 2000 Stock Plan, and the 2007 Equity Plan.

The 1998 Stock Plan provides for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 1998 Stock Plan. Options granted generally vest over a four-year period and generally expire ten years from the date of grant. In addition, certain employees have options that have accelerated vesting provisions upon the transfer of ownership of 50% or more of the Company’s common stock.

The following table summarizes activity under the 1998 Stock Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2007	2,669,762	$3.54
Granted	—	—
Exercised	204,690	$1.40
Forfeited/expired	45,313	$4.45
Options outstanding at March 31, 2008	2,419,759	$3.70

The 2000 Stock Plan provides for the granting of non statutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 2000 Stock Plan. Options granted generally begin vesting over a four-year period. Additional options granted to employees previously holding options under either the 1998 Stock Plan or the 2000 Stock Plan vest quarterly over four years. Options generally expire ten years from the date of grant.  The December 2007 amendment provided that (1) no further grants would be made under the plan and (2) the options previously awarded under the plan were exercisable for Class A common stock.

The following table summarizes activity under the 2000 Stock Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2007	191,542	$0.88
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Options outstanding at March 31, 2008	191,542	$0.88

On October 23, 2007, the Company adopted the 2007 Equity Plan, which, as amended and restated on December 21, 2007, provides for an aggregate of 1,868,251 shares of the Company’s Class A common stock to be available for awards, subject to annual increases of up to 1,500,000 shares for five years beginning in 2009. The number of shares available under the 2007 Equity Plan may be further increased by certain shares awarded under the 2007 Equity Plan, the 1998 Stock Plan, or the 2000 Stock Plan that are surrendered or forfeited after the effective date of the 2007 Equity Plan. The maximum number of shares available for awards will not exceed 12,282,006 and, unless earlier terminated by the Board of Directors, the 2007 Equity Plan will expire on October 23, 2017 and no further awards may be granted after that date.

The following table summarizes activity under the 2007 Equity Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2007	16,750	$9.70
Granted	32,375	$7.97
Exercised	—	—
Forfeited/expired	1,500	$9.70
Options outstanding at March 31, 2008	47,625	$8.52

	Number Of Restricted Shares	Approximate Price at Grant Date

Restricted Shares granted at December 31, 2007	386,702	$9.70
Granted	306,250	$7.97
Forfeited/expired	—
Restricted Shares granted at March 31, 2008	692,952

At March 31, 2008, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company’s 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at a weighted average exercise price of $1.50 per share. An aggregate of 51,561 options were vested and exercisable at March 31, 2008 with 6.9 years of remaining contractual life. The intrinsic value of the unvested shares at December 31, 2007 was $137,586.

Warrants exercisable and outstanding as of March 31, 2008 are as follows:

	Number of Shares	Exercise Price	Expiration

Class A Common Stock	1,554,314	$8.06	December 2008
Class A Common Stock	350,000	$8.06	May 2009

5. SEGMENT INFORMATION

The Company manages its business within two identifiable segments. The following tables present the summarized information by segment:

	Consumer Internet	Licensing	Total
For the three-month period ended March 31, 2008
Revenues	$16,303	$8,638	$24,941
Investment and other income	591	—	591
Depreciation and amortization	2,064	683	2,747
Segment pre-tax income	2,038	3,085	5,123
Provision for income tax	1,125	977	2,102
Stock-based compensation	657	—	657
Segment assets	$297,293	$71,041	$368,334

For the three-month period ended March 31, 2007
Revenues	$14,326	$4,811	$19,137
Investment and other income	1,543	—	1,543
Depreciation and amortization	1,146	102	1,248
Segment pre-tax income	4,583	1,350	5,933
Provision for income tax	2,614	52	2,666
Stock-based compensation	247	—	247
Segment assets	$324,052	$11,958	$336,010

6. COMMITMENTS AND CONTINGENCIES

Contingencies —From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Based on the information presently available, including discussion with counsel, management believes that resolution of these matters will not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows.

Earnout Agreements —The Company has entered into earnout agreements as part of the consideration for certain acquisitions. Earnouts are contingent on achievement of agreed upon performance milestones. The Company accounts for earnout consideration in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination,” as an addition to compensation expense or goodwill in the period earned.

Employment Agreements —The Company has entered into employment agreements with certain members of management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

Legal Contingencies —On November 30, 2007, Autobytel, Inc. filed a claim for patent infringement against us in the United States District Court for the Eastern District of Texas, related to our delivery of automotive leads to dealers. The Company is not able to estimate a probable loss, if any.

7. SUBSEQUENT EVENTS

From April 1 through May 6, 2008, the Company completed an additional four website-related acquisitions in the consumer Internet segment for an aggregate purchase price of $12.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investors are cautioned that certain statements contained in this Report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements give management’s expectations about the future and are not guarantees of performance.  Words like “believe,” “expect,” “anticipate,” “promise,” “plan” and other expressions or words of similar meaning, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may,” are generally intended to identify forward-looking statements.  Generally, forward-looking statements include projections of our revenues, income, earnings per share, capital structure, or other financial items; descriptions of our plans or objectives for future operations, products or services; forecasts of our future economic performance, interest rates, profit margins and our share of future markets; and descriptions of assumptions underlying or relating to any of the foregoing.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations and economic and market factors, among other things.  Such factors, many of which are beyond our control, could cause actual results and timing of selected events to differ materially from management’s expectations.

Given such risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements.  Forward-looking statements speak only as of the date they are made.  We undertake no obligation to revise or update such statements.  Please see our periodic reports and other filings with the SEC for further discussion of risks and uncertainties applicable to our business.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Report.  References in this Report to “we,” “our,” “the Company” and “Internet Bands” refer to Internet Brands, Inc. and its consolidated subsidiaries, unless otherwise indicated.

Overview

We are an Internet media company that builds, acquires and enhances branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. We operate a rapidly growing network of community and e-commerce websites, currently grouped into three vertical categories: automotive, travel and leisure, and home related.  We operate approximately 180 websites, 69 of which each received more than 100,000 unique visitors in the month of March 2008 and which are herein referred to as “principal websites.”

In March 2008 all of our websites collectively attracted a total 33.7 million unique visitors (measured by adding the number of unique visitors to each of our websites in that month), an increase of approximately 68% from 20.1 million unique visitors in March 2007 and 458.0 million page views, an increase of approximately 89% from 242.8 million page views in March 2007.  Our international audiences accounted for approximately 27% of monthly visitors (defined as the total number of user-initiated sessions with our websites within a month) to our websites in March 2008.  We also license our content and Internet technology products and services to major companies and individual website owners around the world.

Throughout this report, we use Google analytics measurement services to report Internet audience metrics. The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations for March 2008 include traffic to websites acquired during March 2008 on a pro forma basis.

During the period from January 1, 2008 through March 31, 2008, we completed 12 website-related acquisitions in our consumer Internet segment for an aggregate purchase price of $23.3 million. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform. We have historically been able to deploy capital for acquisitions efficiently, and then integrate acquired websites onto our platform quickly and effectively. Although we believe we will continue to identify, negotiate and purchase websites that meet our operating platform criteria, we cannot predict whether we can continue to purchase websites at the same rate and on similarly favorable terms.

We are dependent on our three vertical website categories for most of our revenues, and are dependent on the automotive category for the majority of those revenues. Downturns in general economic or market conditions adversely affecting this category, such as is currently ongoing, would negatively impact our business and financial condition.

Our Revenues

We derive our revenues from two segments: consumer Internet and licensing. In our consumer Internet segment, our revenues are primarily derived from advertisers. In our licensing segment, our revenues are derived from the licensing of data and technology tools and services to automotive manufacturers and proprietary software for website communities.

Consumer Internet Revenues

Our consumer Internet segment generates revenues through sales of online advertising and new car and automotive finance brokerage services, in various monetization formats such as cost per lead (CPL), cost per thousand impressions (CPM), cost per click (CPC), cost per action (CPA) and flat fees. Under the CPL model, our advertiser customers pay for leads generated through our websites and accepted by the customer. Under the CPM format, advertisers pay a fee for displays of their graphical advertisements, typically at an incremental rate per thousand displays or “impressions.” Under the CPC model, we earn revenue based on “click-throughs” on text-based links displayed on our websites, which occur when a user clicks on an advertiser’s listing. We derive revenues on a CPC model through direct sales to advertisers, as well as through various third-party advertising networks, such as Google, Yahoo! and Tribal Fusion, for which we receive a negotiated percentage of their advertising revenues. Under the CPA format, we earn revenue for consumer transactions undertaken through our websites. For example, through CarsDirect.com, we offer new car brokering services and related auto-loan brokering services and aftermarket products to consumers in 32 states, for fees that are negotiated with and paid to us by auto dealers and lenders. Advertisers who purchase our flat-fee formats generally subscribe on a fixed-fee basis for a listing on one of our websites.

Licensing Revenues

We license customized products, services and automotive vehicle marketing data to most major U.S., Japanese and European automotive manufacturers and other online automotive service providers. Customers typically enter into multi-year licensing and technology development agreements for these products and services, which include market analytics, product planning, vehicle configuration, management and order placement, in-dealership retail systems and consumer-facing websites. We also sell and license vBulletin Internet software to U.S. and international website owners. vBulletin revenues are primarily derived from software license purchases and leasing for a flat fee as well as annual maintenance fees for customer support and software updates.

Expenses

The largest component of our expenses is personnel. Personnel costs include salaries and benefits for our employees, commissions for our sales staff and stock-based compensation, which are categorized in our statements of operations based on each employee’s principal function. Cost of revenues primarily consists of development costs, including personnel costs, related to the licensing business and marketing costs directly related to the fulfillment of specific customer advertising orders and our costs of hosting our websites. Sales and marketing expenses include both personnel and online marketing costs.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Our revenues are derived from our consumer Internet and licensing segments.

Consumer Internet

Consumer Internet segment revenue is earned from online advertising sales and new car and auto-finance brokerage services on a CPM, CPC, CPL, CPA or flat-fee basis.

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

Licensing

We enter into contractual arrangements with customers to license software and content products to develop customized software; revenue is earned from software licenses, content syndication, maintenance fees and consulting services. Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations on our part remain. We do not offer a right of return on these products.

Software-related revenue is accounted for in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and interpretations. Revenue is recognized ratably over the term of the license.

Fees for stand-alone and post-implementation development and enhancement services are fixed-bid and determined based on estimated effort and client billing rates since we can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer’s previously licensed application. Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period and then revenue is recognized ratably over the term of the license.

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

We have entered into earnout agreements which are contingent on the acquired business achieving agreed upon performance milestones. Earnout payments are not based on the seller’s on-going service to the Company; when the seller does provide services following the acquisitions, the cost of the seller’s services is recorded as compensation expense in the period the services were performed. We account for earnout consideration as an addition to goodwill in the period earned.

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

Stock-Based Compensation and Stock-Based Charges

Effective January 1, 2006, we adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (SFAS 123(R)), using the prospective approach. As a result, we recognize stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and the transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized as expense over the employee’s requisite service period (the vesting period, generally four years), which we have elected to amortize on a straight-line basis. Options exercised with a note receivable in 2003 continue to be accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

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

Our effective income tax rates for the three months ended March 31, 2008 and 2007 were 41.1% and 44.9% respectively.

Seasonality and Cyclicality

The automotive and home mortgage industries in which we provide consumer Internet products and services have historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. These industries are also subject to longer-term cycles that are driven by factors such as interest rates, inflation rates, fuel prices, consumer spending and credit markets. These industries experienced a general economic downturn beginning in the second half of 2006. This downward trend negatively affected our revenues beginning approximately in the fourth quarter of 2006 as automotive category advertisers tightened budgets. We cannot predict when these industry downturns will reverse, whether they will worsen, or the magnitude of any recovery.

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Three Months ended March 31, Unaudited
	2008	2007

Revenues	100.0%	100.0%

Costs and operating expenses

Cost of revenues	21.5	28.1
Sales and marketing	25.0	22.5
Technology	5.6	6.8
General and administrative	18.7	13.2
Depreciation and amortization of intangibles	11.0	6.5
Total operating expenses	81.8	77.1
Operating income	18.2	22.9
Investment and other income	2.4	8.1
Income from operations before income taxes	20.5	31.0
Provision for income taxes	8.6	13.9
Net income	12.1%	17.1%

Our revenues for the three-month period ended March 31, 2008, increased $5.8 million, or 30%, over our revenues in the three-month period ended March 31, 2007, reflecting growth in both of our operating segments. Consumer Internet revenues, which represent 65% of our total revenues in the three-month period ended March 31, 2008, grew $2.0 million, or 14%, over consumer Internet revenues in the three-month period ended March 31, 2007.  Advertising revenues grew $3.5 million as a result of growth from existing websites and the effect of acquisitions completed during the twelve months ended December 31, 2007 and the three months ended March 31, 2008.  Offsetting this growth and primarily reflecting the continuing weakness in the automotive industry, our ecommerce CPA and CPL business declined $1.3 million during the three-month period ended March 31, 2008 compared to the same period in the prior year.

Licensing revenues, which represent 35% of total revenue in the three-month period ended March 31, 2008, grew $3.8 million, or 80%, over the three-month period ended March 31, 2007.  This growth was driven by the successful development of new client accounts and the sale of additional services to existing Autodata client accounts, and by the inclusion of Jelsoft’s vBulletin software licensing business which was acquired in June 2007.  In addition, licensing revenues include a $1.1 million benefit from certain revenue recognized upon the accelerated completion of a long term project.

Our cost of revenues was flat in the three-month period ended March 31, 2008 over the three-month period ended March 31, 2007.  Development cost related to our licensing business increased $577,000, consistent with the growth in our licensing revenues.  Co-location and ad-serving expense increased $92,000 reflecting the growth in website traffic.  These increases were offset by a $662,000 decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in CPL revenue.

Sales and marketing expenses increased $1.9 million, or 44%, in the first quarter of 2008 over the first quarter of 2007.  $143,000 of the increase is attributable to increased online marketing expenditures.  The balance reflects increased compensation expense for additional sales and customer support staff to support our overall revenue growth.

Technology expenses increased $118,000, or 9%, in the three-month period ended March 31, 2008 over the three-month period ended March 31, 2007 reflecting additional software licensing expense required to support our growing number of websites.

General and administrative expense increased $2.1 million, or 84%, in the three-month period ended March 31, 2008 over the three-month period ended March 31, 2007.  Three key factors causing this increase are an $866,000 increase in bad debt expense, reflecting an increase in aged receivables in the current year; a $363,000 increase in legal fees, banking fees and insurance costs related to our becoming a public company; and a $410,000 increase in stock-based compensation expense due to additional restricted stock grants.  The balance reflects the compensation expense of additional staff who support our acquisitions and public reporting requirements.  The Company does not believe that the magnitude of the increase in bad debt expense in the first quarter is representative of future periods.

Depreciation and amortization expenses increased $1.5 million, or greater than 100%, in the three-month period ended March 31, 2008 over the three-month period ended March 31, 2007 reflecting the increased value of intangible assets acquired over the past 12 months.

Investment and other income declined $952,000, or 62%, in the three-month period ended March 31, 2008 over the three-month period ended March 31,2007 reflecting lower average cash and investment balances due to our acquisitions and lower average interest rates.

Our provision for income taxes declined as a result of decreased income before taxes and a lower effective rate in the three-month period ended March 31, 2008 when compared to the three-month period ended March 31, 2007.  The 41.1% effective tax rate in the three-month period ended March 31, 2008 declined from 44.9% in the three-month period ended March 31, 2007 as a result of a change in the mix of permanent tax differences.

We employ Adjusted EBITDA for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy (increasing audience sizes, increasing monetization of such audiences, selling additional licenses and related products, and adding and developing new websites) are yielding positive results.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows:

	Three Months ended March 31, Unaudited
	2008	2007

Net income	$3,020	$3,267
Provision for income taxes	2,102	2,666
Depreciation and amortization	2,747	1,248
Stock-based compensation	657	247
Investment and other income	(591)	(1,543)

Adjusted EBITDA	$7,935	$5,885

Segment Reporting

We manage our business within two identifiable segments. The following tables present the summarized unaudited information by segment:

	Consumer Internet	Licensing	Total
For the three-month period ended March 31, 2008
Revenues	$16,303	$8,638	$24,941
Investment and other income	591	—	591
Depreciation and amortization	2,064	683	2,747
Segment pre-tax income	2,038	3,085	5,123
Provision for income tax	1,125	977	2,102
Stock-based compensation	657	—	657
Segment assets	$297,293	$71,041	$368,334

For the three-month period ended March 31, 2007
Revenues	$14,326	$4,811	$19,137
Investment and other income	1,543	—	1,543
Depreciation and amortization	1,148	102	1,248
Segment pre-tax income	4,583	1,350	5,933
Provision for income tax	2,614	52	2,666
Stock-based compensation	247	—	247
Segment assets	$324,052	$11,958	$336,010

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities and private and public sales of our common stock. At March 31, 2008, we had $76.9 million in cash, cash equivalents and available-for-sale investments. Available-for-sale investments are comprised of government and high-quality debt securities.

We believe that our existing cash, cash equivalents, available-for-sale investments, cash generated from operations, and the net proceeds from the initial public offering of our Class A common stock will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we intend to make acquisitions, which may require us to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions.

We have no bank loans or lines of credit.

Operating Activities

We generated $5.5 million of net cash from operating activities for the three-months ended March 31, 2008, compared to $10.9 million for the same period in 2007.  $3.9 million, or 72%, of the variance primarily reflects a change in working capital requirements resulting from the Company’s significant growth.

Acquisitions Activities

During the quarter ended March 31, 2008 we completed 12 website-related acquisitions in the consumer Internet segment for a total aggregate purchase price of $23.3 million. The acquisitions were designed to extend and further diversify our audiences and advertising base. Goodwill recognized in those transactions amounted to $18.9 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $4.4 million.

During the quarter ended March 31, 2007 we completed 19 website-related acquisitions at an aggregate price of $35.0 million.  Of this amount $29.8 million represented goodwill and $4.9 million represented intangible assets.

Earnout Agreements

We have entered into earnout agreements as part of the consideration for certain acquisitions. Earnouts are contingent on achievement of agreed upon performance milestones. As of March 31, 2008, we had contingent earnout payments due in 2008 of $1.8 million. These contingent payments were determined based on the maximum potential earn out payments in the acquisition agreements. We believe that the most probable earnout amount in 2008 will be approximately $1.2 million.

We have no other material contractual obligations which are required to be disclosed.

Contingencies

From time to time, we have been party to various litigation and administrative proceedings relating to claims arising from operations in the normal course of business. Based on the information presently available, including discussion with counsel, management believes that resolution of these matters will not have a material adverse effect on our business, consolidated results of operations, financial condition, or cash flows, with the potential exception of our pending patent litigation with Autobytel; see Part II, Item 1, “Legal Proceedings”.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB issued revision to SFAS No. 141, “Business Combinations”(SFAS 141(R)), which establishes the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R)

applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, the Company will adopt SFAS141(R) as of the January 1, 2009. A significant impact may be realized on any future acquisition(s) by the Company as a result of adoption of SFAS 141(R). The amount of such impact cannot be currently determined and will depend on the nature and terms of such acquisition(s).

In December 2007, the FASB issued SFAS 160 “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act, as amended, or the Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management’s Report on Internal Control Over Financial Reporting

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

On November 30, 2007, Autobytel, Inc. filed a lawsuit against the Company and three other unrelated companies in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain of our systems related to delivery of automotive leads violates its U.S. Patent No. 6,282,517 entitled “Real Time Communication of Purchase Requests”. Autobytel Inc. is seeking unspecified damages, attorneys’ fees and costs, and a permanent injunction against the Company. We believe our defenses and counterclaims are meritorious, but we cannot predict the outcome of this matter, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flow. Even if we are successful in defending the lawsuit, we may incur substantial costs and diversion of management time and resources to defend the litigation.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 12, 2008.  There have been no material changes in our risk factors from those disclosed in that Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We had no sales of unregistered securities during the three months ended March 31, 2008.

On November 16, 2007, a registration statement on Form S-1 (Registration No. 333-144750) relating to our initial public offering of our Class A common stock was declared effective by the SEC. We commenced our offering immediately thereafter. Under this registration statement, we registered 6,000,000 shares of our Class A common stock, and another 900,000 shares subject to the underwriters’ over-allotment option. The underwriters did not exercise the over-allotment option. The remaining 6,000,000 shares of Class A common stock registered under the registration statement, were sold at a price to the public of $8.00 per share for an aggregate offering price of $48 million. The Company sold 2,350,115 shares, and 3,649,885 shares were sold by the selling stockholders identified in the registration statement. The offering closed on November 21, 2007. The sole book-running manager was Thomas Weisel Partners LLC, and the co-lead manager was Jefferies & Company.

The offering did not terminate until after the sale of all of the shares registered on the registration statement, other than those shares subject to the over-allotment option. The aggregate gross proceeds from the shares of Class A common stock sold by us were $18,800,920, and the aggregate net proceeds to the selling stockholders were $29,199,080. The aggregate net proceeds to us from the offering were $13,284,856 after deducting an aggregate of $1,316,064 in underwriting discounts and commissions paid to the underwriters and an estimated $4,200,000 in other expenses incurred in connection with the offering. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders.

We invested our net proceeds primarily in investment-grade, interest-bearing instruments, pending their use for general corporate purposes, including funding working capital and capital expenditures, and supporting our general growth plan, which includes possible future acquisitions of complementary products, technologies and businesses.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits.

Exhibits:

4.1*	2007 Equity Plan and forms of agreements thereunder.

4.2	Final Conformed Form of Lock-up Agreement, by and between the Company and Idealab Holdings, L.L.C., dated October 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET BRANDS, INC.

Date: May 8, 2008	By:	/s/ Robert N. Brisco
Robert N. Brisco
President, Chief Executive Officer, and Director Principal Executive Officer

Date: May 8, 2008	By:	/s/ Alexander E. Hansen
Alexander E. Hansen
Chief Financial Officer Principal Financial or Accounting Officer

EXHIBIT INDEX

4.1*	2007 Equity Plan and forms of agreements thereunder.

4.2	Final Conformed Form of Lock-up Agreement, by and between the Company and Idealab Holdings, L.L.C., dated October 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan.