Form 10-Q
period 2008-06-30
INTERNET BRANDS, INC.
filed 2008-08-07
CIK 1080131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes   ☐    No   ☒

The number of shares outstanding of the registrant’s Class A common stock and Class B common stock as of August 6, 2008 was 40,752,194 and 3,025,000, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$29,225	$31,780
Accounts receivable, less allowances for doubtful accounts of $1,565 and $1,139 at June 30, 2008 and December 31, 2007, respectively	17,922	15,470
Investments, available for sale	29,273	64,864
Deferred income taxes	9,717	9,717
Prepaid expenses and other current assets	878	1,521
Total current assets	87,015	123,352

Property and equipment, net	10,439	7,575
Goodwill	191,087	150,863
Intangible assets, net	25,774	18,264
Deferred income taxes	59,049	61,714
Other assets	334	1,660

Total assets	$373,698	$363,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$17,802	$14,038
Deferred revenue	8,022	8,846
Total current liabilities	25,824	22,884

Stockholders’ equity

Common stock, Class A, $.001 par value; 125,000,000 shares authorized and 40,688,834 and 40,177,834 issued and outstanding at June 30, 2008 and December 31, 2007	41	40

Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	3	3

Additional paid-in capital	605,189	604,003
Accumulated deficit	(256,034)	(261,977)
Stockholder note receivable	—	(16)
Accumulated other comprehensive loss	(1,325)	(1,509)
Total stockholders’ equity	347,874	340,544

Total liabilities and stockholders’ equity	$373,698	$363,428

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Consumer Internet	$18,075	$15,507	$34,378	$29,833
Licensing	7,189	5,892	15,827	10,703
Total revenues	25,264	21,399	50,205	40,536

Costs and operating expenses
Cost of revenues	5,558	5,883	10,945	11,261
Sales and marketing (1)	5,140	3,794	11,347	8,092
Technology (1)	2,333	3,398	3,753	4,700
General and administrative(1)	4,310	15,699	8,959	18,283
Depreciation and amortization	3,370	1,905	6,117	3,090
Total costs and operating expenses	20,711	30,679	41,121	45,426

Income (loss) from operations	$4,553	(9,280)	9,084	(4,890)
Investment and other income	549	2,019	1,140	3,562
Income (loss) before income taxes	5,102	(7,261)	10,224	(1,328)
Provision for income taxes	2,179	2,700	4,281	5,366
Net income (loss)	$2,923	$(9,961)	$5,943	$(6,694)

Basic net income (loss) per share	$0.07	$(0.25)	$0.14	$(0.17)
Diluted net income (loss) per share	$0.07	$(0.25)	$0.13	$(0.17)

Weighted average number of shares - Basic	42,993,963	39,272,642	42,882,910	39,183,837
Weighted average number of shares - Diluted	44,895,800	39,272,642	44,814,452	39,183,837

Stock-based compensation expense by function (1)
Sales and marketing	$77	$1,154	$126	$1,166
Technology	31	289	51	292
General and administrative	442	12,987	1,030	13,219
	$550	$14,430	$1,207	$14,677

(1)           Operating expenses for the three and six months ended June 30, 2008 and 2007 include stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), “Share-Based Payment” (SFAS 123(R)), which the Company adopted on January 1, 2006.

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$5,943	$(6,694)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,117	3,090
Provision for bad debt reserve	884	(157)
Stock based compensation	1,207	14,677
Benefit from deferred income taxes	2,658	—
Unrealized gain on investments	(52)	—
Realized gain on sale of investments	(9)	—
Amortization of premium on investments	(515)	(527)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(3,611)	2,133
Prepaid expenses and other current assets	636	439
Other assets	(182)	(83)
Accounts payable and accrued expenses	3,739	2,904
Deferred revenue	(567)	1,232
Net cash provided by operating activities	16,248	17,014

Cash flows from investing activities
Purchases of property and equipment	(1,289)	(734)
Capitalized internal use software costs	(2,738)	(779)
Purchases of investments	(46,124)	(37,161)
Proceeds from sales and maturities of investments	82,240	64,197
Acquisitions, net of cash acquired	(51,273)	(68,586)
Net cash used in investing activities	(19,184)	(43,063)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of stock options	128	437
Collections on stockholder notes receivable	16	50
Net cash provided by financing activities	144	487
Effect of exchange rate changes on cash and cash equivalents	237	846
Net decrease increase in cash and cash equivalents	(2,555)	(24,716)

Cash and cash equivalents
Beginning of period	31,780	43,661
End of period	$29,225	$18,945

Supplemental schedule of non-cash consolidated cash flow information:
Adjustment to retained earnings related to the liability for uncertain tax positions	$—	$127
Notes receivable paid with exchange of common stock	$—	$371

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

Revenue Recognition —The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.  The Company’s revenues are derived from:

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

Cash and Cash Equivalents —Cash and cash equivalents consist of cash on hand and highly-liquid investments with original maturities of six months or less.

Investments, Available for Sale —The Company invests excess cash in marketable securities, including highly-liquid debt instruments of the United States Government and its agencies, money market instruments, and high-quality debt instruments. All highly-liquid investments with an original maturity of more than six months at original purchase are considered investments. The Company neither holds nor acquires auction rate securities.

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

Realized gains and losses on available-for-sale securities are calculated using the specific identification method. The Company has adopted SFAS No.157 and its investments are all, with one exception, Level 1 assets, as defined by SFAS 157 as those with quoted prices in active markets for identical assets. These investments are reviewed for market valuation by two independent third parties on a regular basis. During the year ended December 31, 2007, the Company recognized a $600 loss from an other-than-temporary impairment of its available-for-sale investments. During the six month periods ended June 30, 2008 and June 30, 2007 realized gains and losses on available-for-sale securities were not material.

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

The Company has a net operating loss carry-forward as of June 30, 2008, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the six months ended June 30, 2008.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007, and recognized a $478 increase to the liability for uncertain tax positions, $127 of which was charged to the opening balance of retained earnings. Therefore, as of the date of adoption, the Company’s unrecognized tax liability totaled $351, all of which, if recognized would not effect the Company’s effective tax rate. During the six months ended June 30, 2008 and June 30, 2007, there were no changes to the Company’s uncertain tax benefits.

The Company is not currently under Internal Revenue Service examinations. The Company is under a state tax examination, however, it does not expect there will be any adjustments to prior tax liabilities.

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

Comprehensive Income —Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three and six month periods ended June 30, 2008 and June 30, 2007 the Company’s comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments. The tax effect of the translation adjustments was not significant.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$2,923	$(9,961)	$5,943	$(6,694)
Foreign currency translation	(43)	(363)	125	(404)
Investments, fair value adjustment	(62)	(138)	60	(9)

Comprehensive income (loss)	$2,818	$(10,462)	$6,128	$(7,107)

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

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB)  issued a revision to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”(SFAS 141(R)), which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, the Company will adopt SFAS 141(R) as of the January 1, 2009. A significant impact may be realized on any future acquisition(s) by the Company as a result of the adoption of SFAS 141(R). The amount of such impact cannot be currently determined and will depend on the nature and terms of such acquisition(s).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 has the same scope as and is intended to enhance the current disclosure framework of FASB Statement No. 133. FASB Statement No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage, disclosing the fair values of the derivative instruments and their gains and losses in a tabular format, as well as disclosing information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

3. ACQUISITIONS OF BUSINESSES AND INTANGIBLES

During the six months ended June 30, 2008 the Company completed 21 website-related acquisitions in the consumer Internet segment for a total aggregate purchase price of $49.2 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in those transactions amounted to $37.4 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $11.8 million.

During the six months ended June 30, 2007, 28 website-related acquisitions were completed in the consumer Internet segment and one, which is based in the UK, was completed in the licensing division, for aggregate consideration of $73.1 million. Of this amount $60.7 million represented goodwill and $12.4 million represented intangible assets.

The acquisitions we consummated during the six months ended June 30, 2008 are not material individually, and in aggregate they represent an insignificant portion of our net income and assets. The unaudited pro forma results presented below include the effect of these acquisitions as if they were consummated as of January 1, 2007. The pro forma results do not include the effect of anticipated synergies which typically drive the growth in revenue and earnings that arise once these acquisitions have been moved onto our operating platform. Therefore, the following may not provide a better understanding of the Company’s financial performance.

The unaudited pro forma financial information below is not necessarily indicative of either future results of operations nor of results that might have been achieved had the acquisitions been consummated as of January 1, 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$25,885	$22,556	$52,591	$42,721
Income (loss) from operations	4,813	(9,107)	10,242	(4,562)
Net income (loss)	3,092	(9,830)	6,747	(6,447)
Basic net income (loss) per share	$0.07	$(0.25)	$0.16	$(0.16)
Diluted net income (loss) per share	$0.07	$(0.25)	$0.15	$(0.16)

4. STOCK OPTIONS AND WARRANTS

The Company has adopted three equity plans referred to as the 1998 Stock Plan, the 2000 Stock Plan, and the 2007 Equity Plan.

The 1998 Stock Plan provides for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 1998 Stock Plan. Options granted generally vest over a four-year period and generally expire ten years from the date of grant. In addition, certain employees have options that have accelerated vesting provisions upon the transfer of ownership of 50% or more of the Company’s common stock. The December 2007 amendment provided that no further grants would be made under the plan.

The following table summarizes activity under the 1998 Stock Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2007	2,669,762	$3.54
Granted	—	—
Exercised	(268,596)	$1.25
Forfeited/expired	(58,188)	$5.32
Options outstanding at June 30, 2008	2,342,978	$3.75

The 2000 Stock Plan provides for the granting of non statutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 2000 Stock Plan. Options granted generally begin vesting over a four-year period. Additional options granted to employees previously holding options under either the 1998 Stock Plan or the 2000 Stock Plan vest quarterly over four years. Options generally expire ten years from the date of grant. The December 2007 amendment to the 2000 Stock Plan provided that (1) no further grants would be made under the plan and (2) the options previously awarded under the plan were exercisable for Class A common stock.

The following table summarizes activity under the 2000 Stock Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2007	191,542	$0.88
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Options outstanding at June 30, 2008	191,542	$0.88

On October 23, 2007, the Company adopted the 2007 Equity Plan, which, as amended and restated on December 21, 2007, provides for an aggregate of 1,868,251 shares of the Company’s Class A common stock to be available for stock-option and restricted stock awards, subject to annual increases of up to 1,500,000 shares for five years beginning in 2009. The number of shares available under the 2007 Equity Plan may be further increased by certain shares awarded under the 2007 Equity Plan, the 1998 Stock Plan, or the 2000 Stock Plan that are surrendered or forfeited after the effective date of the 2007 Equity Plan. The maximum number of shares available for awards will not exceed 12,282,006 and, unless earlier terminated by the Board of Directors, the 2007 Equity Plan will expire on October 23, 2017 and no further awards may be granted after that date.

The following table summarizes activity under the 2007 Equity Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2007	16,750	$9.70
Granted	62,375	$7.40
Exercised	—	—
Forfeited/expired	(13,000)	$9.17
Options outstanding at June 30, 2008	66,125	$7.64

	Number Of Restricted Shares	Approximate Price at Grant Date

Restricted Shares granted at December 31, 2007	386,702	$9.70
Granted	355,003	$7.97
Forfeited/expired	(47,010)	$9.42
Restricted Shares granted at June 30, 2008	694,695

At June 30, 2008, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company’s 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at a weighted average exercise price of $1.50 per share. An aggregate of 56,250 options were vested and exercisable at June 30, 2008 with 6.7 years of remaining contractual life. The intrinsic value of the unvested shares at December 31, 2007 was $96,188.

Warrants exercisable and outstanding as of June 30, 2008 are as follows:

	Number of Shares	Exercise Price	Expiration

Class A Common Stock	1,554,314	$8.06	December 2008
Class A Common Stock	350,000	$8.06	May 2009

5. SEGMENT INFORMATION

The Company manages its business within two identifiable segments. The following tables present the summarized information by segment:

	Consumer Internet	Licensing	Total
For the six-month period ended June 30, 2008
Revenues	$34,379	$15,826	$50,205
Investment and other income	1,140	—	1,140
Depreciation and amortization	4,697	1,420	6,117
Segment pre-tax income	4,251	5,973	10,224
Segment assets	$303,647	$70,051	$373,698

	Consumer Internet	Licensing	Total
For the six-month period ended June 30, 2007
Revenues	$29,833	$10,703	$40,536
Investment and other income	3,562	—	3,562
Depreciation and amortization	2,864	226	3,090
Segment pre-tax income (loss)	(3,930)	2,602	(1,328)
Segment assets	$312,543	$32,389	$344,932

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

7. SUBSEQUENT EVENTS

During July 2008, we completed one acquisition of a consumer internet company for total consideration of approximately $800,000.

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

Given such risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements.  Forward-looking statements speak only as of the date they are made.  We undertake no obligation to revise or update such statements.  Please see our periodic reports and other filings with the Securities and Exchange Commission, or SEC, for further discussion of risks and uncertainties applicable to our business.

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

In addition to the vertical categories which we have historically operated, we have recently expanded to include categories in careers and shopping.  With this expansion, our rapidly growing network of community and ecommerce websites are now grouped into five vertical categories:  automotive, career, home, shopping and travel and leisure.  The websites in our new careers vertical are targeted towards specific industries and address many aspects of career management.  These sites include traditional employment listings sites, portfolio sites where jobseekers can upload samples of their work for viewing by potential customers, and career community sites, where users can obtain guidance and advice on various aspects of their careers from industry colleagues.  Our value-focused shopping vertical websites provide users with discounts, coupons and special offers on a variety of purchases, both online and offline.

We operate approximately 200 websites, 76 of which each received more than 100,000 unique visitors in the month of June 2008 and which are herein referred to as “principal websites.”

In June 2008 all of our websites collectively attracted a total 37.3 million unique visitors (measured by adding the number of unique visitors to each of our websites in that month), an increase of approximately 52% from 24.5 million unique visitors in June 2007 and 620.4 million page views, an increase of approximately 106% from 301.2 million page views in June 2007.  Our international audiences accounted for approximately 31% of monthly visitors (defined as the total number of user-initiated sessions with our websites within a month) to our websites in June 2008.  We also license our content and Internet technology products and services to major companies and individual website owners around the world.

Throughout this report, we use Google analytics measurement services to report Internet audience metrics. The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations for June 2008 include traffic to websites acquired during June 2008 on a pro forma basis.

During the period from January 1, 2008 through June 30, 2008, we completed 21 website-related acquisitions in our consumer Internet segment for an aggregate purchase price of $49.2 million. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform. We have historically been able to deploy capital for acquisitions efficiently, and then integrate acquired websites onto our platform quickly and effectively. Although we believe we will continue to identify, negotiate and purchase websites that meet our operating platform criteria, we cannot predict whether we can continue to purchase websites at the same rate and on similarly favorable terms.

We are dependent on our five vertical website categories for most of our revenues, and are dependent on the automotive category for the largest share of those revenues. Downturns in general economic or market conditions adversely affecting this category, such as is currently ongoing, would negatively impact our business.

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

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. Our revenues are derived from our consumer Internet and licensing segments.

Consumer Internet

The bulk of our consumer Internet segment revenue is earned from online advertising sales. The remainder is earned through new car and auto-finance brokerage services on a CPM, CPC, CPL, CPA or flat-fee basis and consumer subscription services.

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

Software-related revenue is accounted for in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and interpretations thereof. Revenue is recognized ratably over the term of the license.

Fees for stand-alone and post-implementation development and enhancement services are fixed-bid and determined based on estimated effort and client billing rates since we can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer’s previously licensed application. Post-implementation development and enhancement services are not sold separately. Recognition of the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period; revenue is recognized ratably over the term of the license.

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

We have acquired many companies in each of the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

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

Provision for Income Taxes and Deferred Income Tax Assets

Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Our effective income tax rate for the six months ended June 30, 2008 was 41.9%.

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

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses

Cost of revenues	22.0	27.5	21.8	27.8
Sales and marketing	20.3	17.7	22.6	20.0
Technology	9.2	15.9	7.5	11.6
General and administrative	17.1	74	17.8	45.1
Depreciation and amortization of intangibles	13.3	8.9	12.2	7.6
Total operating expenses	81.9	144.0	81.9	112.1
Operating income	18.1	(44.0)	18.1	(12.1)
Investment and other income	2.2	9.4	2.3	8.8
Income from operations before income taxes	20.3	(34.6)	20.4	(3.3)
Provision for income taxes	8.7	12.6	8.6	13.2
Net income	11.6%	(47.2)%	11.8%	(16.5)%

Revenues

Our revenues for the three-month period ended June 30, 2008, increased $3.9 million, or 18%, over our revenues in the three-month period ended June 30, 2007, reflecting growth in both of our operating segments. Consumer Internet revenues, which represent 72% of our total revenues in the three-month period ended June 30, 2008, grew $2.6 million, or 17%, over consumer Internet revenues in the three-month period ended June 30, 2007.  Advertising revenues grew $4.3 million as a result of growth from existing websites and the effect of acquisitions completed during the eighteen months ended June 30, 2008.  Partially offsetting this growth and primarily reflecting the continuing weakness in the automotive industry, our ecommerce CPA and CPL business declined $1.9 million during the three-month period ended June 30, 2008 compared to the same period in the prior year

Licensing revenues, which represent 28% of total revenue in the three-month period ended June 30, 2008, grew $1.3 million, or 22%, over the three-month period ended June 30, 2007.  This growth was driven primarily by the inclusion of Jelsoft’s vBulletin software licensing business which was acquired in June 2007. Licensing revenues are expected to increase in the second half of 2008, starting in the quarter ending September 30, 2008, as revenue begins to be recognized from substantial new Autodata installations. Substantial work on these installations began in the three months ended June 30, 2008, although none has yet been recognized as revenue.

Our revenues for the six-month period ended June 30, 2008, increased $9.7 million, or 24%, over our revenues in the six-month period ended June 30, 2007, reflecting growth in both of our operating segments. Consumer Internet revenues, which represent 68% of our total revenues in the six-month period ended June 30, 2008, grew $4.5 million, or 15%, over consumer Internet revenues in the six-month period ended June 30, 2007.  Advertising revenues grew $7.7 million as a result of growth from existing websites and the effect of acquisitions completed during the eighteen months ended June 30, 2008.  Partially offsetting this growth and primarily reflecting the continuing weakness in the automotive industry, our ecommerce CPA and CPL business declined $3.2 million during the six-month period ended June 30, 2008 compared to the same period in the prior year.

Licensing revenues, which represent 32% of total revenue in the six-month period ended June 30, 2008, grew $5.1 million, or 48%, over the six-month period ended June 30, 2007.  This growth was driven by the development of new client accounts and the sale of additional services to existing Autodata client accounts, and by the inclusion of Jelsoft’s vBulletin software licensing business which was acquired in June 2007.  In addition, licensing revenues include a $1.1 million benefit from certain revenue recognized in the first quarter of 2008 upon the accelerated completion of a long term project.

Cost of revenues

Our cost of revenues decreased $325,000, or 6%, in the three-month period ended June 30, 2008 over the three-month period ended June 30, 2007.  Development cost related to our licensing business were flat, consistent with a modest increase in our licensing revenues.  Co-location and ad-serving expense increased $201,000 reflecting the growth in website traffic.  These increases were offset by a $504,000 decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in revenue from our automotive-related e-commerce CPA and CPL business.

Our cost of revenues decreased $316,000, or 3%, in the six-month period ended June 30, 2008 over the six-month period ended June 30, 2007.  Development costs related to our licensing business increased $554,000, consistent with the growth in our licensing revenues.  Co-location and ad-serving expense increased $294,000 reflecting the growth in website traffic.  These increases were offset by a $1.2 million decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in  revenue from our automotive-related e-commerce CPA and CPL business.

Operating expenses

Stock-Based Compensation Expense

The largest single component influencing the changes in operating expenses, both for the three-month and the six-month periods ended June 30, 2008, when compared with the comparable periods in the prior year, is the decline in stock-based compensation expense.  In the first half of 2007, a significant number of employee stock options were subject to the variable accounting of APB 25, which required that the cost of certain options be adjusted in each accounting period based on changes in the common stock price; subsequent to July 2007, these options were no longer subject to variable accounting.  In the first half of 2008, stock-based compensation expense is accounted for according to SFAS 123R.

Stock-based compensation expense declined $13.9 million, or 96%, in the three-month period ended June 30, 2008 over the three-month period ended June 30, 2007, and declined $13.5 million, or 92%, in the six-month period ended June 30, 2008 over the six-month period ended June 30, 2007.  In both cases, the decline resulted from certain options subject to variable accounting no longer being subject to such accounting; the promissory notes, which had been used to early exercise these options, were repaid in 2007 and the related options were exercised.

Sales and Marketing

Sales and marketing expenses increased $1.3 million or 35%, in the three-month period ended June 30, 2008 over the three-month period ended June 30, 2007; excluding the effect of the decline in the stock-based compensation expense, sales and marketing expenses increased $2.4 million, or 92% in the three-month period ended June 30, 2008 over the three-month period ended June 30, 2007. The increase reflects primarily compensation expense for additional sales and customer support staff to support our overall revenue growth.  Also, $223,000 of the increase is attributable to increased online marketing expenditures.

Sales and marketing expenses increased $3.3 million, or 40%, in the six-month period ended June 30, 2008 over the six-month period ended June 30, 2007; excluding the effect of the decline in the stock-based compensation expense, sales and marketing expenses increased $4.3 million, or 62% in the six-month period ended June 30, 2008 over the six-month period ended June 30, 2007.  $366,000 of the increase is attributable to increased online marketing expenditures.  The balance reflects increased compensation expense for additional sales and customer support staff to support our overall revenue growth.

Technology

Technology expenses declined $1.1 million, or 31%, in the three-month period ended June 30, 2008 over the three-month period ended June 30, 2007; excluding the effect of the decline in the stock based compensation expense,  technology expenses declined $808,000, or 26% in the three-month period ended June 30, 2008 over the three-month period ended June 30, 2007.

Technology expenses declined $947,000, or 20%, in the six-month period ended June 30, 2008 over the six-month period ended June 30, 2007; excluding the effect of the decline in the stock-based compensation expense,  technology expenses declined $706,000, or 16% in the six-month period ended June 30, 2008 over the six-month period ended June 30, 2007.

General and administrative

General and administrative expense declined $11.5 million, or 73%, in the three-month period ended June 30, 2008 over the three-month period ended June 30, 2007; excluding the effect of the decline in the stock based compensation expense,  general and administrative expenses increased $1.1 million, or 39% in the three-month period ended June 30, 2008 over the three-month period ended June 30, 2007.  Two key factors causing this increase are a $175,000 increase in bad debt expense resulting from increased operating and acquisition activities and a $572,000 increase in legal and audit fees related to our becoming a public company. The balance reflects the compensation expense of additional staff who support our acquisitions and public reporting requirements.

General and administrative expenses declined $9.3 million, or 51%, in the six-month period ended June 30, 2008 over the six-month period ended June 30, 2007; excluding the effect of the decline in the stock based compensation expense, general and administrative expenses increased $2.9 million, or 57% in the six-month period ended June 30, 2008 over the six-month period ended June 30, 2007.  Key factors causing this increase are $1.0 million increase in bad debt expense as a result of increased operating and acquisition activities, particularly in the first quarter of 2008; a $193,000 increase in banking fees due to an increased number of accounts, a $172,000 increase in insurance expense, and a $791,000 increase in legal, audit and banking fees related to our becoming a public company. The balance reflects the compensation expense of additional staff who support our acquisitions and public reporting requirements.

Depreciation and amortization

Depreciation and amortization expenses increased $1.5 million, or 77%, in the three-month period ended June 30, 2008 over the three-month period ended June 30, 2007, reflecting the increased value of intangible assets acquired over the past 12 months.

Depreciation and amortization expenses increased $3.0 million, or 98%, in the six-month period ended June 30, 2008 over the six-month period ended June 30, 2007, reflecting the increased value of intangible assets acquired over the past 12 months.

Investment and other income

Investment and other income declined $1.5 million, or 73%, in the three-month period ended June 30, 2008 over the three-month period ended June 30,2007 reflecting lower average cash and investment balances due to our acquisitions and lower average interest rates.

Investment and other income declined $2.4 million, or 68%, in the six-month period ended June 30, 2008 over the six-month period ended June 30,2007 reflecting lower average cash and investment balances due to our acquisitions and lower average interest rates.

Provision for income taxes

Our provision for income taxes declined $521,000, or 19%, as a result of a lower effective rate in the three-month period ended June 30, 2008 when compared to the three-month period ended June 30, 2007. The 42.7% effective tax rate in the three-month period ended June 30, 2008 declined from the three-month period ended June 30, 2007 as a result of a change in the mix of permanent tax differences.

Our provision for income taxes declined $1.1 million, or 20%, as a result of a lower effective rate in the six-month period ended June 30, 2008 when compared to the six-month period ended June 30, 2007.  The 41.9% effective tax rate in the six-month period ended June 30, 2008 declined from the six-month period ended June 30, 2007 as a result of a change in the mix of permanent tax differences.

Adjusted EBITDA

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

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)

Net income (loss)	$2,923	$(9,961)	$5,943	$(6,694)
Provision for income taxes	2,179	2,700	4,281	5,366
Depreciation and amortization	3,370	1,905	6,117	3,090
Stock-based compensation	550	14,430	1,207	14,677
Investment and other income	(549)	(2,019)	(1,140)	(3,562)

Adjusted EBITDA	$8,473	$7,055	$16,408	$12,877

Segment Reporting

We manage our business within two identifiable segments. The following tables present the summarized unaudited information by segment:

	Consumer Internet	Licensing	Total
For the six-month period ended June 30, 2008
Revenues	$34,379	$15,826	$50,205
Investment and other income	1,140	—	1,140
Depreciation and amortization	4,697	1,420	6,117
Segment pre-tax income	4,251	5,973	10,224
Segment assets	$305,330	$70,051	$375,381

	Consumer Internet	Licensing	Total
For the six-month period ended June 30, 2007
Revenues	$29,833	$10,703	$40,536
Investment and other income	3,562	—	3,562
Depreciation and amortization	2,864	226	3,090
Segment pre-tax income (loss)	(3,930)	2,602	(1,328)
Segment assets	$312,543	$32,389	$344,932

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities and private and public sales of our common stock. At June 30, 2008, we had $58.5 million in cash, cash equivalents and available-for-sale investments. Available-for-sale investments are comprised of government and high-quality debt securities.

We believe that our existing cash, cash equivalents, available-for-sale investments, cash generated from operations, and the net proceeds from the initial public offering of our Class A common stock will be sufficient to satisfy our currently anticipated cash requirements through at least the next nine months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we intend to make acquisitions, which may require us to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions.

We have no bank loans or lines of credit. We are currently reviewing proposals from several lenders for a credit line of approximately $35.0 million. We do not anticipate the need to draw against this line in 2008.

Operating Activities

We generated $16.2 million of net cash from operating activities for the six-months ended June 30, 2008, compared to $17.0 million for the same period in 2007.

Acquisitions Activities

During the six months ended June 30, 2008 we completed 21 website-related acquisitions in the consumer Internet segment for a total aggregate purchase price of $49.2 million. The acquisitions were designed to extend and further diversify our audiences and advertising base and allow the Company to operate in five consumer internet vertical markets;  automotive, career, home, shopping and travel and leisure. The goodwill recognized in those transactions amounted to $37.4 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $11.8 million.

During the six months ended June 30, 2007 we completed 29 website-related acquisitions at an aggregate price of $73.1 million. Of this amount $60.7 million represented goodwill and $12.4 million represented intangible assets.

Earnout Agreements

We have entered into earnout agreements as part of the consideration for certain acquisitions. Earnouts are contingent on achievement of agreed upon performance milestones. As of June 30, 2008, we have contingent earnout payments due in the second half of 2008 of $1.3 million. These contingent payments were determined based on the maximum potential earn out payments in the acquisition agreements. We believe that the most probable earnout amount in the remaining six months of 2008 will be approximately $108,000. We have no other material contractual obligations which are required to be disclosed.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”(SFAS 141(R)), which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R)applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, the Company will adopt SFAS 141(R) as of the January 1, 2009. A significant impact may be realized on any future acquisition(s) by the Company as a result of the adoption of SFAS 141(R). The amount of such impact cannot be currently determined and will depend on the nature and terms of such acquisition(s).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 has the same scope as and is intended to enhance the current disclosure framework of FASB Statement No. 133. FASB Statement No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage, disclosing the fair values of the derivative instruments and their gains and losses in a tabular format, as well as disclosing information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was filed with the SEC on May 8, 2008, Autobytel, Inc. (Autobytel) filed a lawsuit against the Company and three other unrelated companies in the United States District Court for the Eastern District of Texas, Marshall Division, on November 30, 2007, claiming that certain of our systems related to delivery of automotive leads violates its U.S. Patent No. 6,282,517 entitled “Real Time Communication of Purchase Requests”. Autobytel is seeking unspecified damages, attorneys’ fees and costs, and a permanent injunction against the Company. On May 27, 2008, we filed a Motion to Dismiss the lawsuit for lack of personal jurisdiction, which is pending.  We believe our defenses and counterclaims are meritorious, but we cannot predict the outcome of this matter, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows. Even if we are successful in defending the lawsuit, we may incur substantial costs and diversion of management time and resources to defend the litigation.

On May 27, 2008 the Company filed a Complaint in Arbitration against Autobytel, Inc. with the American Arbitration Association claiming anticipatory breach of contract and fraud by Autobytel related to a contract between Autobytel, as a successor to Autoweb, Inc. and the Company for automotive leads.  The Company is seeking unspecified monetary damages and declaratory relief that the Company has an implied license by Autobytel under its ‘509 Patent for lead delivery.  Concurrently, the Company filed a Complaint in Interpleader against Autobytel, Inc. in California Superior Court related to shares of Company stock delivered to Autobytel under such contract.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 12, 2008. There have been no material changes in our risk factors from those disclosed in that Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We had no sales of unregistered securities during the three months ended June 30, 2008.

On November 16, 2007, a registration statement on Form S-1 (Registration No. 333-144750) relating to our initial public offering of our Class A common stock was declared effective by the SEC. The aggregate net proceeds to us from the offering were $13,284,856 after deducting total estimated expenses incurred in connection with the offering, including underwriting discounts and commissions.

We invested our net proceeds primarily in investment-grade, interest-bearing instruments, pending their use for general corporate purposes, including funding working capital and capital expenditures, and supporting our general growth plan, which includes possible future acquisitions of complementary products, technologies and businesses.

The following table presents information with respect to purchases of the Company’s Class A common stock made during the three months ended June 30, 2008 by the Company.

Period	Total number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

April 1, 2008 through April 30, 2008	0		—	—

May 1, 2008 through May 31, 2008	0		—	—

June 1, 2008 through June 30, 2008	12,500	(1)	$1.50	0

Total	12,500		$1.50	0

(1)         The Company repurchased 12,500 unvested shares of Class A common stock pursuant to the terms of an option exercise agreement.

Item 3 is not applicable and has been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 30, 2008. At the Annual Meeting, the stockholders elected the persons listed below to serve as directors of Internet Brands for the ensuing year and until their successors are elected.

On April 4, 2008, the record date of the Annual Meeting, we had 40,688,774 shares of Class A common stock and 3,025,000 shares of Class B common stock outstanding. At the Annual Meeting, holders of 24,689,691 shares of Class A common stock and 3,025,000 shares of Class B common stock were present in person or represented by proxy. The 3,025,000 shares of Class B common stock represented 60,500,000 votes by their holders.  The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 - Election of Directors

Director	Votes in Favor	Withheld

Robert N. Brisco	85,147,294	42,697

Howard Lee Morgan	85,148,230	41,761

Kenneth B Gilman	85,148,465	41,526

Marcia Goodstein	85,148,260	41,731

William Gross	85,148,260	41,731

Martin R. Melone	85,148,065	41,926

Roger S. Penske	85,147,884	42,107

James R. Ukropina	85,148,465	41,526

Item 5 is not applicable and has been omitted.

Item 6. Exhibits.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET BRANDS, INC.

Date: August 7, 2008	By:	/s/ Robert N. Brisco
Robert N. Brisco
President, Chief Executive Officer, and Director Principal Executive Officer

Date: August 7, 2008	By:	/s/ Alexander E. Hansen
Alexander E. Hansen
Chief Financial Officer Principal Financial or Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002