Form 10-Q
period 2008-09-30
INTERNET BRANDS, INC.
filed 2008-11-05
CIK 1080131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes   ☐    No   ☒

The number of shares outstanding of the registrant’s Class A common stock, par value $.001 per share, and Class B common stock par value $.001 per share, as of November 4, 2008 was 40,918,226 and 3,025,000, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$24,939	$31,780
Accounts receivable, less allowances for doubtful accounts of $1,320 and $1,139 at September 30, 2008 and December 31, 2007, respectively	18,273	15,470
Investments, available for sale	28,236	64,864
Deferred income taxes	9,717	9,717
Prepaid expenses and other current assets	825	1,521
Total current assets	81,990	123,352

Property and equipment, net	11,426	7,575
Goodwill	199,836	150,863
Intangible assets, net	26,447	18,264
Deferred income taxes	56,833	61,714
Other assets	905	1,660

Total assets	$377,437	$363,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$15,224	$14,038
Deferred revenue	8,812	8,846
Total current liabilities	24,036	22,884

Stockholders’ equity

Common stock, Class A, $.001 par value; 125,000,000 shares authorized and 40,947,852 and 40,177,834 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	41	40

Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3	3

Additional paid-in capital	607,029	604,003
Accumulated deficit	(253,472)	(261,977)
Stockholder note receivable	—	(16)
Accumulated other comprehensive loss	(200)	(1,509)
Total stockholders’ equity	353,401	340,544

Total liabilities and stockholders’ equity	$377,437	$363,428

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Consumer Internet	$18,364	$16,845	$52,743	$46,678
Licensing	8,489	7,617	24,315	18,320
Total revenues	26,853	24,462	77,058	64,998

Costs and operating expenses
Cost of revenues	6,658	6,005	17,603	17,266
Sales and marketing (1)	5,155	5,715	16,502	13,807
Technology (1)	2,610	1,535	6,363	6,235
General and administrative(1)	4,030	3,765	12,989	22,048
Depreciation and amortization of intangibles	3,675	2,441	9,792	5,531
Total costs and operating expenses	22,128	19,461	63,249	64,887

Income from operations	$4,725	$5,001	$13,809	$111
Investment and other income (expense)	(1,137)	2,189	3	5,751
Income before income taxes	3,588	7,190	13,812	5,862
Provision for income taxes	(1,026)	(2,953)	(5,307)	(8,319)
Net income (loss)	$2,562	$4,237	$8,505	$(2,457)

Basic net income (loss) per share	$0.06	$0.11	$0.20	$(0.06)
Diluted net income (loss) per share	$0.06	$0.10	$0.19	$(0.06)

Weighted average number of shares - Basic	43,059,161	39,210,803	42,952,105	39,192,924
Weighted average number of shares - Diluted	45,046,551	42,516,152	45,024,356	39,192,924

Stock-based compensation expense by function (1)
Sales and marketing	$87	$12	$213	$1,178
Technology	41	3	92	295
General and administrative	537	130	1,567	13,349
	$665	$145	$1,872	$14,822

(1)           Operating expenses for the three and nine months ended September 30, 2008 and 2007 include stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), “Share-Based Payment” (SFAS 123(R)), which the Company adopted on January 1, 2006.

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$8,505	$(2,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,792	5,531
Provision for bad debts	1,055	9
Stock based compensation	1,872	14,822
Benefit from deferred income taxes	5,166	7,602
Unrealized loss on investments	243	—
Realized gain on sale of investments	(25)	—
Amortization of discount on investments	(639)	(529)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(4,244)	1,682
Prepaid expenses and other current assets	692	(426)
Other assets	(756)	55
Accounts payable and accrued expenses	1,171	(2,496)
Deferred revenue	505	956
Net cash provided by operating activities	23,337	24,749

Cash flows from investing activities
Purchases of property and equipment	(2,252)	(1,545)
Capitalized internal use software costs	(4,011)	(1,443)
Purchases of investments	(73,341)	(42,013)
Proceeds from investments	110,131	91,879
Acquisitions, net of cash acquired	(63,236)	(85,764)
Net cash used in investing activities	(32,709)	(38,886)

Cash flows from financing activities
Issuance of common stock	1,250	—
Proceeds from issuance of common stock and exercise of stock options	386	394
Deferred initial public offering costs	(176)	—
Repurchases of restricted common stock	(66)	—
Collections on stockholder notes receivable	—	339
Net cash provided by financing activities	1,394	733
Effect of exchange rate changes on cash and cash equivalents	1,137	1,811
Net decrease in cash and cash equivalents	(6,841)	(11,593)

Cash and cash equivalents
Beginning of period	31,780	43,661
End of period	$24,939	$32,068

Supplemental schedule of non-cash consolidated cash flow information:
Adjustment to retained earnings related to the liability for uncertain tax positions	$—	$126
Notes receivable paid with exchange of common stock	$—	$2,412
Cash paid for income taxes	$463	$—

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

Principles of Consolidation —The consolidated financial statements include the accounts of Internet Brands, Inc. and its wholly-owned subsidiaries, from the dates of their respective acquisitions. All significant inter-company accounts, transactions and balances have been eliminated in consolidation.

Interim Financial Information —The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain information and note disclosures normally included in the consolidated annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted from this interim report. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates —The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Consumer Internet —Consumer Internet segment revenue is earned from online advertising sales and new and used car and auto-finance brokerage services on a cost per lead (CPL), cost per thousand impressions (CPM), cost per click (CPC), cost per action (CPA) and flat-fee basis.

•

Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the dealer or mortgage lender, following the execution of a service agreement and commencement of the services.

•

The Company earns CPM revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

•

Revenue from the display of text-based links to the websites of the Company’s advertisers and from search advertising is earned on a CPC basis and is recognized as “click-throughs” occur.  A “click-through” occurs when a user clicks on an advertiser’s link.

•

New car brokerage revenue and the related auto-financing brokerage revenue and after-market sales revenue are recognized on a CPA basis.  Similar to a sales commission, this brokerage revenue is recognized on a net basis in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

•

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

Investments, Available for Sale —The Company invests excess cash in marketable securities, including highly-liquid debt instruments of the United States Government and its agencies, money market instruments, and high-quality debt instruments. All highly-liquid investments with an original maturity of more than three months at original purchase are considered investments available for sale. The Company neither holds nor acquires auction rate securities.

The Company evaluates its marketable securities periodically for possible other-than-temporary impairment and reviews factors such as length of time to maturity, the extent to which fair value has been below cost basis and the Company’s intent and ability to hold the marketable security for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for all securities is determined based on quoted market prices as of the valuation date, with the exception of one impaired asset where valuation is based on estimated fair market value. The estimated fair value of the impaired asset represents less than 4% of total investments available for sale.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. In February 2008, the Financial Accounting Standards Board or FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement with respect to the Company’s financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with SFAS No. 157, the following table represents the fair value hierarchy for the Company’s financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

Description	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24,939	$––	$––	$24,939
Short term available-for-sale investments	—	27,154	1,082	28,236

Total	$24,939	$27,154	$1,082	$53,175

For the nine months ended September 30, 2008, the Company recorded a $318,000 other-than-temporary impairment of its level 3 investment. The Company reviews periodic reports of an outside valuation firm to monitor its level 3 investment and engages in discussions with representatives of this firm, as needed, as inputs in determining the fair value of these investments. During the year-ended December 31, 2007, the Company recognized an additional $600,000 loss from an other-than-temporary impairment relating to this one investment.   For the nine months ended September 30, 2007 unrealized gains and losses on available-for-sale securities were not material.

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

Cost of Revenues —Cost of revenues includes marketing expenses to fulfill specific customer advertising orders, direct development costs of customized software and content products, and costs of hosting websites.

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

Stock-Based Compensation and Stock-Based Charges — Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the prospective approach and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under the prospective approach, the Company recognizes stock-based compensation expense for only those awards that were granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (the vesting period, generally four years), which the Company has elected to amortize on a straight-line basis.

The Company has a net operating loss carry-forward as of September 30, 2008, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine months ended September 30, 2008.

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

Income Taxes — The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007.

Upon adoption of FIN 48, the Company analyzed its filing positions for all open tax years in all U.S. federal, state and foreign jurisdictions where the Company is required to file. At the adoption date of January 1, 2007, the Company had $351,000 of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of approximately $127,000, including interest and penalties, which was accounted for as an adjustment to the beginning balance of accumulated deficit.

The $351,000 of unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. There was a decrease in unrecognized tax benefits of $272,000 for the quarter ended September 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In general, the Company is no longer subject to U.S. federal tax examinations for tax years ended prior to 2005 and for state tax examinations for tax years ended prior to 2004. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

Comprehensive Income —Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three and nine month periods ended September 30, 2008 and September 30, 2007 the Company’s comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$2,562	$4,237	$8,505	$(2,457)
Foreign currency translation	1,209	(526)	1,333	(930)
Investments, fair value adjustment	(85)	(150)	(25)	(159)

Comprehensive income (loss)	$3,686	$3,561	$9,813	$(3,546)

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

The Company generally recognizes foreign exchange gains and losses on the statement of operations for intercompany balances that are denominated in currencies other than the reporting currency.  In the event that the Company determines that intercompany balances between the Company and its subsidiary will not be settled in the foreseeable future, the foreign exchange gains and losses are deferred as part of cumulative translation adjustment on the balance sheet.

Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations in accordance with SFAS No. 52, “Foreign Currency Translation.”

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB)  issued a revision to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”(SFAS 141(R)), which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, the Company will adopt SFAS 141(R) as of January 1, 2009. A significant impact may be realized on any future acquisition(s) by the Company as a result of the adoption of

SFAS 141(R). The amount of such impact cannot be currently determined and will depend on the nature and terms of such acquisition(s).

In December 2007, the FASB issued SFAS 160 “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

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

3. INVESTMENTS

We consider investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified and primarily consist of investment grade securities that: 1) mature within the next 12 months; 2) have characteristics of short-term investments; or 3) are available to be used for current operating activities.

Short and long-term investments are classified as available-for-sale and carried at fair value based on quoted market prices. Investments are recorded net of unrealized gains or losses and the related tax impact thereon. Unrealized gains or losses are reported in shareholders’ equity as a component of accumulated other comprehensive income.

Available-for-sale investments at their estimated fair value and contractual maturities as of September 30, 2008 are as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government and agency securities	$14,742	$20	$(8)	$14,754
Corporate debt securities	8,855	38	(10)	8,883
Asset backed securities	4,596	11	(8)	4,599

Total investments in available-for-sale securities	$28,193	$69	$(26)	$28,236

Contractual maturity dates for investments in bonds and notes:
Less than one year				$22,633
One to five years				5,603
				$28,236

Available-for-sale investments at their estimated fair value and contractual maturities as of December 31, 2007 are as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market securities	$7	$—	$—	$7
Government and agency securities	23,464	—	(8)	23,456
Corporate debt securities	27,400	11	(52)	27,359
Commercial paper	13,978	65	(1)	14,042

Total investments in available-for-sale securities	$64,849	$76	$(61)	$64,864

Contractual maturity dates for investments in bonds and notes:
Less than one year				$46,234
One to five years				18,630
				$64,864

Securities are classified as current if we expect the security to be realized in cash or sold or consumed during the normal operating cycle of our business. Investments currently held have contractual maturity dates within two years.

4. ACQUISITIONS OF BUSINESSES AND INTANGIBLES

During the nine months ended September 30, 2008 the Company completed 25 website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $59.9 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in those transactions amounted to $45.4 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $14.5 million.

During the nine months ended September 30, 2007, 36 website-related acquisitions were completed in the Consumer Internet segment and one, Jelsoft, which is based in the United Kingdom, was completed in the Licensing segment, for aggregate consideration of $84.7 million. Of this amount, $70.2 million represented goodwill and $14.5 million represented intangible assets.

The acquisitions consummated during the nine months ended September 30, 2008 are not material individually, however, in aggregate they represent a material portion of our net income. The unaudited pro forma results presented below include the effect of these acquisitions as if they were consummated as of January 1, 2007. The pro forma results do not include the effect of anticipated synergies which typically drive the growth in revenue and earnings that arise once these acquisitions have been moved onto the Company’s operating platform. Therefore, the following may not provide a better understanding of the Company’s financial performance.

The unaudited pro forma financial information below is not necessarily indicative of either future results of operations nor of results that might have been achieved had the acquisitions been consummated as of January 1, 2007 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$27,165	$26,113	$80,778	$69,920
Income (loss) from operations	4,865	5,298	15,181	994
Net income (loss)	2,653	4,448	9,448	(1,830)
Basic net income (loss) per share	$0.06	$0.11	$0.22	$(0.05)
Diluted net income (loss) per share	$0.06	$0.10	$0.21	$(0.05)

5. STOCK OPTIONS AND WARRANTS

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

The following table summarizes activity under the 1998 Stock Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2007	2,669,762	$3.54
Granted	—	—
Exercised	(301,858)	1.26
Forfeited/expired	(107,188)	6.80
Options outstanding at September 30, 2008	2,260,716	$3.69

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

The following table summarizes activity under the 2000 Stock Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2007	191,542	$0.88
Granted	—	—
Exercised	(6,157)	0.83
Forfeited/expired	—	—
Options outstanding at September 30, 2008	185,385	$0.88

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

The following table summarizes activity under the 2007 Equity Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2007	16,750	$9.70
Granted	169,500	7.01
Exercised	—	—
Forfeited/expired	(26,625)	8.16
Options outstanding at September 30, 2008	159,625	$7.10

	Number Of Restricted Shares	Approximate Price at Grant Date

Restricted Shares granted at December 31, 2007	386,702	$9.70
Granted	432,253	6.42
Forfeited/expired	(68,677)	$3.38
Restricted Shares granted at September 30, 2008	750,278

At September 30, 2008, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company’s 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at a weighted average exercise price of $1.50 per share. An aggregate of 60,936 options were vested and exercisable at September 30, 2008 with 6.4 years of remaining contractual life. The intrinsic value of the unvested shares at December 31, 2007 was $96,188.

Warrants exercisable and outstanding as of September 30, 2008 are as follows:

	Number of Shares	Exercise Price	Expiration

Class A Common Stock	1,554,314	$8.06	December 2008
Class A Common Stock	350,000	$8.06	May 2009

6. SEGMENT INFORMATION

The Company manages its business within two identifiable segments. The following tables present the summarized information by segment (in thousands):

	Consumer Internet	Licensing	Total
For the three-month period ended September 30, 2008
Revenues	$18,364	$8,489	$26,853
Investment and other income (loss)	(1,036)	(101)	(1,137)
Depreciation and amortization	2,912	763	3,675
Segment pre-tax income	1,729	1,859	3,588
Segment assets	$303,280	$74,157	$377,437

	Consumer Internet	Licensing	Total
For the three-month period ended September 30, 2007
Revenues	$16,845	$7,617	$24,462
Investment and other income (loss)	2,792	(603)	2,189
Depreciation and amortization	1,927	514	2,441
Segment pre-tax income	5,913	1,277	7,190
Segment assets	$312,003	$34,055	$346,058

	Consumer Internet	Licensing	Total
For the nine-month period ended September 30, 2008
Revenues	$52,743	$24,315	$77,058
Investment and other income (loss)	(2,733)	2,736	3
Depreciation and amortization	7,690	2,102	9,792
Segment pre-tax income	7,569	6,243	13,812
Segment assets	$303,280	$74,157	$377,437

	Consumer Internet	Licensing	Total
For the nine-month period ended September 30, 2007
Revenues	$46,678	$18,320	$64,998
Investment and other income	5,093	658	5,751
Depreciation and amortization	4,990	541	5,531
Segment pre-tax income	439	5,423	5,862
Segment assets	$312,003	$34,055	$346,058

7. COMMITMENTS AND CONTINGENCIES

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

Earnout Agreements —The Company has entered into earnout agreements as part of the consideration for certain acquisitions. Earnouts are contingent on achievement of agreed upon performance milestones. The Company accounts for earnout consideration in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination,” as an addition to compensation expense or goodwill in the period earned.  As of September 30, 2008, we have contingent earnout payments due in the fourth quarter of 2008 of $12,000. These contingent payments were determined based on the maximum potential earn out payments in the acquisition agreements. We believe that the most probable earnout amount in the remaining three months of 2008 will be approximately $6,000.

Employment Agreements —The Company has entered into employment agreements with certain members of management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

Legal Contingencies — On May 8, 2008, Autobytel, Inc. (Autobytel) filed a lawsuit against the Company and three other unrelated companies in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain of our systems related to delivery of automotive leads violates its U.S. Patent No. 6,282,517 entitled “Real Time

Communication of Purchase Requests”.  Autobytel is seeking unspecified damages, attorneys’ fees and costs, and a permanent injunction against the Company. On May 27, 2008, we filed a Motion to Dismiss the lawsuit for lack of personal jurisdiction, which is pending.  The Company believes its defenses and counterclaims are meritorious, but the Company cannot predict the outcome of this matter, and an adverse outcome could have a material impact on the Company’s financial condition, results of operations or cash flows. Even if the Company is successful in defending the lawsuit, the Company may incur substantial costs and diversion of management time and resources to defend the litigation.

On May 27, 2008 the Company filed a Complaint in Arbitration against Autobytel with the American Arbitration Association claiming anticipatory breach of contract and fraud by Autobytel related to a contract between Autobytel, as a successor to Autoweb, Inc. and the Company for automotive leads.  The Company is seeking unspecified monetary damages and declaratory relief that it has an implied license from Autobytel under its ‘509 Patent for lead delivery.  Concurrently, the Company filed a Complaint in Interpleader against Autobytel in California Superior Court related to shares of Company stock delivered to Autobytel under such contract. Autobytel filed cross claims against the Company in the Interpleader proceedings for recovery of the shares and related damages.   In September 2008, the court stayed any further proceedings in the interpleader action pending the outcome of the arbitration.

On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against the Company and its subsidiaries,  Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against the Company, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’ revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions.  The Company believes these claims are without merit and intend to vigorously defend the lawsuit, but we cannot predict the outcome of this matter, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if the Company is successful in defending the lawsuit, it may incur substantial costs and diversion of management time and resources to defend the litigation. The Company is not able to estimate a probable loss, if any.

8. SUBSEQUENT EVENTS

During October 2008, the Company completed one acquisition of a consumer internet company for total consideration of approximately $850,000.

On October 7, 2008, the Company entered into an agreement with Silicon Valley Bank that entitles the Company to borrow up to a $35 million revolving line of credit under a four year term.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. Fees will also be paid on the unused portion of the revolving line of credit equal to 0.375% per year.  In addition, the obligations under the agreement are secured by a lien on substantially all of the assets of the Company. Internet Brands plans to use the credit facility for acquisitions and currently anticipates that it will draw on the facility no earlier than the second half of 2009.

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

In addition to the vertical categories which we have historically operated, auto, travel and home, we have recently expanded to include categories in careers and shopping.  With this expansion, our rapidly growing network of community and ecommerce websites is now grouped into five vertical categories:  automotive, careers, home, shopping and travel and leisure.  The websites in our new careers vertical are targeted towards specific industries and address many aspects of career management.  These sites include traditional employment listings sites, portfolio sites where jobseekers can upload samples of their work for viewing by potential employers, and career community sites, where users can obtain guidance and advice on various aspects of their careers from industry colleagues.  Our value-focused shopping vertical websites provide users with discounts, coupons and special offers from third party manufacturers and retailers on a variety of purchases, both online and offline.

We operate approximately 200 websites, 78 of which each received more than 100,000 unique visitors in the month of September 2008 and which are herein referred to as “principal websites.”

In September 2008 all of our websites collectively attracted a total 38.8 million unique visitors (measured by adding the number of unique visitors to each of our websites in that month), an increase of approximately 45% from 26.7 million unique visitors in September 2007 and 638.7 million page views, an increase of approximately 110% from 304.0 million page views in September 2007.  Our international audiences accounted for approximately 25% of monthly visitors (defined as the total number of user-initiated sessions with our websites within a month) to our websites in September 2008.  We also license our content and Internet technology products and services to major companies and individual website owners around the world.

Throughout this report, we use Google analytics measurement services to report Internet audience metrics. The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations for September 2008 include traffic to websites acquired during September 2008 on a pro forma basis.

During the period from January 1, 2008 through September 30, 2008, we completed 25 website-related acquisitions in our consumer Internet segment for an aggregate purchase price of $59.9 million. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform. We have historically been able to deploy capital for acquisitions efficiently, and then integrate acquired websites onto our platform quickly and effectively. Although we believe we will continue to identify, negotiate and purchase websites that meet our operating platform criteria, we cannot predict whether we can continue to purchase websites at the same rate and on similarly favorable terms.

We are dependent on our five vertical website categories for most of our revenues, and are dependent on the automotive category for the largest share of those revenues. Downturns in general economic or market conditions adversely affecting this category, such as is currently ongoing, would negatively impact our business.

In addition to operating websites in our five vertical categories, we license our content and Internet technology products and services to major companies and individual website owners around the world.

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

Expenses

The largest component of our expenses is personnel. Personnel costs include salaries and benefits for our employees, commissions for our sales staff and stock-based compensation, which are categorized in our statements of operations based on each employee’s principal function (i.e. Sales and Marketing, Technology or General and Administrative). Cost of revenues primarily consist of development costs, including personnel costs, related to the licensing business, marketing costs directly related to the fulfillment of specific customer advertising orders and our costs of hosting our websites. Sales and marketing expenses include both personnel and online marketing costs.  General and administrative expenses include personnel, audit, tax and legal fees, insurance and facilities costs.

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

Consumer Internet

•

The bulk of our Consumer Internet segment revenue is earned from online advertising sales. The remainder is earned through new and used car and auto-finance brokerage services on a CPM, CPC, CPL, CPA or flat-fee basis and consumer subscription services.

•

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

•

Revenue from the display of text-based links to the websites of our advertisers on a CPC basis, and search advertising, is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s link.

•

Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the dealer or mortgage lender, following the execution of a service agreement and commencement of the services. Service agreements generally have a term of twelve months or less.

•

New car brokerage revenue and the related auto-financing brokerage revenue and after-market sales revenue are recognized on a CPA basis. Similar to a sales commission, this brokerage revenue is recognized on a net basis in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” As contrasted to the gross revenue a car dealership would typically report, we report brokerage revenue on a net basis as we do not bear inventory or credit risk, are not involved in the specification of the product and do not change the product or perform part of the services.

•

Revenue from flat-fee, listings-based services are based on a customer’s subscription to the service for up to twelve months and are recognized on a straight-line basis over the term of the subscription.

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

Provision for Income Taxes and Deferred Income Tax Assets

Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Our effective income tax rate for the nine months ended September 30, 2008 was 38.4%.

Seasonality and Cyclicality

The automotive and home mortgage industries in which we provide consumer Internet products and services have historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. These industries are also subject to longer-term cycles that are driven by factors such as credit markets, interest rates, inflation rates, fuel prices and consumer spending. These industries experienced a general economic downturn beginning in the second half of 2006. This downward trend negatively affected our revenues beginning approximately in the fourth quarter of 2006 as automotive category advertisers tightened budgets. We cannot predict when these industry downturns will reverse, whether they will worsen, or the magnitude of any recovery.

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses

Cost of revenues	24.8	24.5	22.8	26.6
Sales and marketing	19.2	23.4	21.4	21.2
Technology	9.7	6.3	8.3	9.6
General and administrative	15.0	15.4	16.9	33.9
Depreciation and amortization of intangibles	13.7	10.0	12.7	8.5
Total operating expenses	82.4	79.6	82.1	99.8
Operating income	17.6	20.4	17.9	0.2
Investment and other income	(4.2)	8.9	—	8.8
Income from operations before income taxes	13.4	29.3	17.9	9.0
Provision for income taxes	(3.9)	(12.0)	(6.9)	(12.8)
Net income	9.5%	17.3%	11.0%	(3.8)%

Revenues

Our revenues for the three-month period ended September 30, 2008, increased $2.4 million, or 10%, over our revenues in the three-month period ended September 30, 2007, reflecting growth in both of our operating segments. Consumer Internet revenues, which represents 68% of our total revenues in the three-month period ended September 30, 2008, grew $1.5 million, or 9%, over Consumer Internet revenues in the prior year period.  Advertising revenues grew $3.1 million as a result of growth from existing websites and the effect of acquisitions completed during the eighteen months ended September 30, 2008.  Partially offsetting this growth and primarily reflecting the continuing weakness in the automotive industry, our ecommerce CPA and CPL revenues from automotive dealers declined $1.3 million during the three-month period ended September 30, 2008 compared to the same period in the prior year.

Licensing revenues, which represents 32% of total revenue in the three-month period ended September 30, 2008, grew $0.9 million, or 11%, over the three-month period ended September 30, 2007.  This growth was driven primarily by the development of new client contracts and the sale of additional services to existing Autodata client accounts, and continued organic growth from Jelsoft’s vBulletin software.

Our revenues for the nine-month period ended September 30, 2008, increased $12.1 million, or 19%, over our revenues in the prior year period, reflecting growth in both of our operating segments. Consumer Internet revenues, which represents 68% of our total revenues in the nine-month period ended September 30, 2008, grew $6.1 million, or 13%, over Consumer Internet revenues in the prior year period.  Advertising revenues grew $10.9 million as a result of growth from existing websites and the effect of acquisitions completed during the eighteen months ended September 30, 2008.  Partially offsetting this growth and primarily reflecting the continuing weakness in the automotive industry, our ecommerce CPA and CPL revenues from automotive dealers declined $4.2 million during the nine-month period ended September 30, 2008 compared to the same period in the prior year.

Licensing revenues, which represents 32% of total revenues in the nine-month period ended September 30, 2008, grew $6.0 million, or 33%, over the prior year period.  This growth was driven by the development of new client accounts and the sale of additional services to existing Autodata client accounts, and by organic growth from vBulletin, which was acquired in June 2007.

Cost of revenues

Our cost of revenues increased $0.7 million, or 11%, in the three-month period ended September 30, 2008 over the prior year period.  The higher cost of revenues is primarily driven by the overall increase in licensing revenues and partially due to higher co-location and ad-serving expenses, a result of the increase in website traffic from organic and acquisition growth.

Our cost of revenues increased $0.3 million, or 2%, in the nine-month period ended September 30, 2008 over the prior year period.  Development costs related to our licensing business increased $1.0 million, consistent with the growth from our licensing revenues.  Co-location and ad-serving expense increased $0.4 million reflecting the growth in website traffic. These increases were offset by a $1.1 million decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in revenues from our automotive-related e-commerce CPA and CPL revenues.

Operating expenses

Stock-Based Compensation Expense

The largest single component influencing the changes in operating expenses for the nine-month period ended September 30, 2008, when compared with the comparable period in the prior year, is the decline in stock-based compensation expense.  In the first half of 2007, a significant number of employee stock options were subject to the variable accounting of Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees,” which required that the cost of certain options be adjusted in each accounting period based on changes in the common stock price. Subsequent to July 2007, these options were no longer subject to variable accounting.  In the first nine months of 2008, stock-based compensation expense was accounted for according to SFAS 123R.

Stock-based compensation expense increased $0.5 million in the three-month period ended September 30, 2008 over the three-month period ended September 30, 2007, and declined $13.0 million, or 87%, in the nine-month period ended September 30, 2008 over the nine-month period ended September 30, 2007.  The increase in the three-month period ended September 30, 2008 resulted from restricted stock being granted subsequent to the third quarter of 2007.  The decline in the nine-month period ended September 30, 2008, and as mentioned above, resulted from certain options subject to variable accounting no longer being subject to such accounting; the promissory notes, which had been used to early exercise these options, were repaid in 2007 and the related options were exercised.

Sales and Marketing

Sales and marketing expenses declined $0.6 million or 10%, in the three-month period ended September 30, 2008 over the prior year period; excluding the effect of the decline in the stock-based compensation expense, sales and marketing expenses declined $0.6 million, or 11% in the three-month period ended September 30, 2008 over the prior year period. The decline primarily reflects an approximate $0.3 million decrease in online marketing expense.

Sales and marketing expenses increased $2.7 million, or 20%, in the nine-month period ended September 30, 2008 over the prior year period; excluding the effect of the decline in the stock-based compensation expense, sales and marketing expenses increased $3.7 million, or 29% in the nine-month period ended September 30, 2008 over the prior year period.  The higher costs primarily reflect increased compensation for additional sales and customer support staff to manage overall revenue growth.  Online marketing expense was flat in the nine-month period ended September 30, 2008 when compared to the nine-month period ended September 30, 2007.

Technology

Technology expenses increased $1.1 million, or 70%, in the three-month period ended September 30, 2008 over the three-month period ended September 30, 2007; excluding the effect of the decline in the stock based compensation expense, technology expenses increased $1.1 million, or 68% in the three-month period ended September 30, 2008 over the prior year period, primarily reflecting additional support costs to maintain our growing number of websites.

Technology expenses increased $0.1 million, or 2%, in the nine-month period ended September 30, 2008 over the prior year period; excluding the effect of the decline in the stock-based compensation expense, technology expenses increased $0.3 million, or 6% in the nine-month period ended September 30, 2008 over the prior year period.

General and administrative

General and administrative expense increased $0.3 million, or 7%, in the three-month period ended September 30, 2008 over the prior year period; excluding the effect of the decline in the stock based compensation expense, general and administrative expenses declined $0.1 million, or 4% in the three-month period ended September 30, 2008 over the three-month period ended September 30, 2007, primarily due to the absence of initial public filing fees in the current period.

General and administrative expenses declined $9.1 million, or 41%, in the nine-month period ended September 30, 2008 over the prior year period; excluding the effect of the decline in the stock based compensation expense, general and administrative expenses increased $2.7 million, or 31% in the nine-month period ended September 30, 2008 over the prior year period.  Key factors causing this increase are a $1.1 million increase in bad debt expense as a result of increased operating and acquisition activities, particularly in the first quarter of 2008; a $0.3 million increase in banking fees due to an increased number of merchant accounts, a $0.2 million increase in insurance expense, and a $0.8 million increase in legal, audit and professional fees related to our becoming a public company.

Depreciation and amortization

Depreciation and amortization expenses increased $1.2 million, or 51%, in the three-month period ended September 30, 2008 over the prior year period, reflecting the increased value of intangible assets acquired over the past 12 months.

Depreciation and amortization expenses increased $4.3 million, or 77%, in the nine-month period ended September 30, 2008 over the prior year period, reflecting the increased value of intangible assets acquired over the past 12 months.

Investment and other income

Investment and other income declined $3.3 million in the three-month period ended September 30, 2008 over the prior year period primarily reflecting losses from foreign currency translations and an impairment charge related to one of our investments.  We also had decreased interest income during the three-month period ended September 30, 2008, as we maintained lower average cash and investment balances due to our acquisitions during the past 12 months.

Investment and other income declined $5.7 million, in the nine-month period ended September 30, 2008 over the prior year period primarily reflecting losses from foreign currency translations and an impairment charge related to one of our investments.  We also had decreased interest income during the nine-month period ended September 30, 2008, as we maintained lower average cash and investment balances due to our acquisitions during the past 12 months.

Provision for income taxes

Our provision for income taxes declined $2.0 million in the three-month period ended September 30, 2008 when compared to the prior year period, which was a result of lower income and a lower effective rate. The 28.6% effective tax rate in the three-month period ended September 30, 2008 declined from the three-month period ended September 30, 2007, primarily a result of an income tax benefit associated with a decrease in state taxes and related adjustments to deferred tax assets from filing state returns for 2007 at the end of the third quarter of 2008, and the reversal of federal and state tax liabilities relating to the expiration of certain statutes of limitations.

Our provision for income taxes declined $3.0 million, in the nine-month period ended September 30, 2008 when compared to the prior year period, which was a result of a lower effective rate.  The 38.4% effective tax rate in the nine-month period ended September 30, 2008 declined from same period in 2007 due to the non-deductibility of variable stock-based compensation expense in 2007.

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

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)

Net income (loss)	$2,562	$4,237	$8,505	$(2,457)
Provision for income taxes	1,026	2,953	5,307	8,319
Depreciation and amortization	3,675	2,441	9,792	5,531
Stock-based compensation	665	145	1,872	14,822
Investment and other (income) expense	1,137	(2,189)	(3)	(5,751)

Adjusted EBITDA	$9,065	$7,587	$25,473	$20,464

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities and private and public sales of our common stock. At September 30, 2008, we had $53.2 million in cash, cash equivalents and available-for-sale investments. Available-for-sale investments are comprised of government and debt securities.

We believe that our existing cash, cash equivalents, available-for-sale investments and cash generated from operations will be sufficient to satisfy our currently anticipated operating and acquisition cash requirements through at least the next nine months. Our liquidity could be negatively affected by a decrease in demand for our products and services. Because we intend to continue to make acquisitions, we may be required to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions.

On October 7, 2008, we entered into an agreement with Silicon Valley Bank that entitles us to borrow up to a $35 million revolving line of credit under a four year term.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. An availability fee will also be paid on the unused portion of the revolving line of credit at a rate of 0.375% annually.  In addition, the obligations under the agreement are secured by a lien on substantially all of the assets of the Company. We plan to use the credit facility for acquisitions and currently anticipate that we will draw on the facility no earlier than the second half of 2009.

Operating Activities

We generated $23.3 million of net cash from operating activities for the nine-months ended September 30, 2008, compared to $24.7 million for the same period in 2007.

Acquisitions Activities

During the three months ended September 30, 2008, the Company completed four website-related acquisitions for $10.7 million. During the nine months ended September 30, 2008 the Company completed 25 website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $59.9 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in those transactions amounted to $45.4 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $14.5 million.

During the three months ended September 30, 2007, the Company completed ten website-related acquisitions for $14.1 million. During the nine months ended September 30, 2007, 36 website-related acquisitions were completed in the Consumer Internet segment and one, Jelsoft, which is based in the UK, was completed in the licensing division, for aggregate consideration of $84.7 million.  Of this amount $70.2 million represented goodwill and $14.5 million represented intangible assets.

Earnout Agreements

We have entered into earnout agreements as part of the consideration for certain acquisitions. Earnouts are contingent on achievement of agreed upon performance milestones. As of September 30, 2008, we have contingent earnout payments due in the fourth quarter of 2008 of $12,000. These contingent payments were determined based on the maximum potential earn out payments in the acquisition agreements. We believe that the most probable earnout amount in the remaining three months of 2008 will be approximately $6,000. We have no other material contractual obligations.

Contingencies

From time to time, we have been party to various litigation and administrative proceedings relating to claims arising from operations in the normal course of business. Based on the information presently available, including discussion with counsel, management believes that resolution of these matters will not have a material adverse effect on our business, consolidated results of operations, financial condition, or cash flows, with the potential exception of our pending patent litigation with Autobytel Inc.; see Part II, Item 1, “Legal Proceedings”.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”(SFAS 141(R)), which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, we will adopt SFAS 141(R) as of January 1, 2009. A significant impact may be realized on any future acquisition(s) by us as a result of the adoption of SFAS 141(R). The amount of such impact cannot be currently determined and will depend on the nature and terms of such acquisition(s).

In December 2007, the FASB issued SFAS 160 “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 has the same scope as and is intended to enhance the current disclosure framework of FASB Statement No. 133. FASB Statement No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage, disclosing the fair values of the derivative instruments and their gains and losses in a tabular format, as well as disclosing information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect implementation of SFAS No. 161 to have a material impact on our financial statements.

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

During the three months ended September 30, 2008, we experienced a non-cash foreign currency translation loss of approximately $1.2 million. For the nine months ended September 30, 2008, foreign currency translation losses were $1.4 million. These losses were associated with the effect of the strengthening U.S. dollar on certain intercompany loans in our foreign subsidiaries.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

On May 8, 2008, Autobytel, Inc. (Autobytel) filed a lawsuit against the Company and three other unrelated companies in the United States District Court for the Eastern District of Texas, Marshall Division, on November 30, 2007, claiming that certain of our systems related to delivery of automotive leads violates its U.S. Patent No. 6,282,517 entitled “Real Time Communication of Purchase Requests”. Autobytel is seeking unspecified damages, attorneys’ fees and costs, and a permanent injunction against us. On May 27, 2008, we filed a Motion to Dismiss the lawsuit for lack of personal jurisdiction, which is pending.  We believe our defenses and counterclaims are meritorious, but we cannot predict the outcome of this matter, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows. Even if we are successful in defending the lawsuit, we may incur substantial costs and diversion of management time and resources to defend the litigation.

On May 27, 2008 we filed a Complaint in Arbitration against Autobytel with the American Arbitration Association claiming anticipatory breach of contract and fraud by Autobytel related to a contract between Autobytel, as a successor to Autoweb, Inc. and us for automotive leads.  We are seeking unspecified monetary damages and declaratory relief that we have an implied license from Autobytel under its ‘509 Patent for lead delivery.  Concurrently, we filed a Complaint in Interpleader against Autobytel in California Superior Court related to shares of Company stock delivered to Autobytel under such contract. Autobytel filed cross claims against us in the Interpleader proceedings for recovery of the shares and related damages.   In September 2008, the court stayed any further proceedings in the Interpleader action pending the outcome of the arbitration.

On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against the Company and its subsidiaries,  Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against the Company, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’  revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions.  The Company believes these claims are without merit and intend to vigorously defend the lawsuit, but we cannot predict the outcome of this matter, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if the Company is successful in defending the lawsuit, it may incur substantial costs and diversion of management time and resources to defend the litigation. The Company is not able to estimate a probable loss, if any.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2008, we issued 125,000 shares of Class A common stock in connection with a website-related acquisition by Internet Media Solutions, Inc., a wholly-owned subsidiary.  These shares of Class A common stock were not registered under the Securities Act of 1933, as amended (the “Act”), and the sale of such securities were deemed to be exempt from registration in reliance on Section 4(2) of the Act.  The recipient of the shares represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the shares certificates issued in the transaction.

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

Item 3 is not applicable and has been omitted.

Item 4.  is not applicable and has been omitted.

Item 5.  Other Information

Brisco Severance Payment Agreement

On November 4, 2008, the Company entered into a Severance Payment Agreement with Robert N. Brisco, its President and Chief Executive Officer, replacing its previous employment agreement with Mr. Brisco and all amendments thereto (the “Brisco Severance Payment Agreement”).  Pursuant to the terms of the Brisco Severance Payment Agreement, in the event that Mr. Brisco is terminated without cause or is constructively terminated, he will be entitled to receive (i) nine months’ base salary plus 75% of his maximum annual bonus for the year of termination, and (ii) up to nine months continued participation in the Company’s employee benefit plans.  If Mr. Brisco is terminated without cause or is constructively terminated during the six-month period preceding a change of control or the twelve-month period following a change of control, he will be entitled to receive (i) eighteen months’ base salary plus 150% of his maximum annual bonus for the year of termination, and (ii) up to eighteen months’ continued participation in our employee benefit plans.

In the event of a change of control (as defined in the agreement), the Brisco Severance Payment Agreement provides that each of Mr. Brisco’s equity grants that are not otherwise fully vested shall automatically vest on a daily prorata basis until the date immediately prior to the closing date of the change of control, and 50% of the remaining unvested portion of Mr. Brisco’s equity grants shall automatically vest prior to the change of control. In addition, the Company or the successor entity will reserve amounts sufficient to pay Mr. Brisco for the remaining 50% of unvested equity grants, and such remaining equity grants shall continue to vest through the earlier of the first anniversary of the closing date of the change of control transaction or the termination of Mr. Brisco, upon which date all remaining unvested equity grants shall automatically vest and Mr. Brisco shall be paid all amounts reserved for such purpose.

Executive Severance Payment Agreements

On November 4, 2008, the Company entered into amended and restated severance payment agreements with Scott Friedman (its Chief Financial Officer), Chuck Hoover (its Senior Vice President of Marketing and Business Development), Lisa Morita (its Chief Operating Officer), Joseph Rosenblum (its Chief Technology Officer), and B. Lynn Walsh (its Executive Vice President of Corporate Development and General Counsel).  Pursuant to the terms of the of the executive severance payment agreements, in the event any of such executives is terminated without cause (as defined in the agreements), he or she will be entitled to receive a lump sum payment of up to nine months’ base salary plus up to 75% of his or her maximum annual cash bonus target, and up to nine months continued participation in the Company’s employee benefit plans. In the event of a change of control (as defined in the agreements) the Company will accelerate the vesting of equity grants to automatically vest on a daily prorata basis until the date immediately prior to the closing date of the change of a control, and 50% of the remaining unvested portion of such executive’s equity grants shall automatically vest prior to the change of control.  In addition, the Company or successor entity will reserve amounts sufficient to pay such executive for the remaining 50% of unvested equity grants, and such remaining equity grants shall continue to vest through the earlier of the closing date of the change of control transaction or the executive’s termination, upon which date all remaining unvested equity grants shall automatically vest and the executive shall be paid all amounts reserved for such purpose.

Item 6. Exhibits.

10.1*	Severance Payment Agreement, by and between Registrant and Robert N. Brisco, dated as of November 4, 2008.

10.2*	Severance Payment Agreement, by and between Registrant and Scott Friedman, as amended and restated as of November 4, 2008.

10.3*	Severance Payment Agreement, by and between Registrant and Chuck Hoover, as amended and restated as of November 4, 2008.

10.4*	Severance Payment Agreement, by and between Registrant and Lisa Morita, as amended and restated as of November 4, 2008.

10.5*	Severance Payment Agreement, by and between Registrant and Joseph Rosenblum, as amended and restated as of November 4, 2008.

10.6*	Severance Payment Agreement, by and between Registrant and B. Lynn Walsh, as amended and restated as of November 4, 2008.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET BRANDS, INC.

Date: November 5, 2008	By:	/s/ Robert N. Brisco
Robert N. Brisco
President, Chief Executive Officer, and Director Principal Executive Officer

Date: November 5, 2008	By:	/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer Principal Financial or Accounting Officer

EXHIBIT INDEX

10.1*	Severance Payment Agreement, by and between Registrant and Robert N. Brisco, dated as of November 4, 2008.

10.2*	Severance Payment Agreement, by and between Registrant and Scott Friedman, as amended and restated as of November 4, 2008.

10.3*	Severance Payment Agreement, by and between Registrant and Chuck Hoover, as amended and restated as of November 4, 2008.

10.4*	Severance Payment Agreement, by and between Registrant and Lisa Morita, as amended and restated as of November 4, 2008.

10.5*	Severance Payment Agreement, by and between Registrant and Joseph Rosenblum, as amended and restated as of November 4, 2008.

10.6*	Severance Payment Agreement, by and between Registrant and B. Lynn Walsh, as amended and restated as of November 4, 2008.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract or compensatory plan