Form 10-K
period 2008-12-31
INTERNET BRANDS, INC.
filed 2009-03-06
CIK 1080131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008 was approximately $156,301,660, based on the closing stock price as reported by the Nasdaq Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant's Class A common stock and Class B common stock as of February 27, 2009 was 41,658,848 and 3,025,000, respectively.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (incorporated into Part III).

INTERNET BRANDS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.    BUSINESS

Overview

We are an Internet media company that owns, operates and grows branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. We operate a rapidly growing network of websites, currently grouped into five vertical categories: automotive, careers, home, shopping, and travel and leisure. We operate more than 80 websites that received in excess of 100,000 unique visitors during the month of December 2008, which are hereafter referred to as “principal websites.” Our international audiences comprised approximately 25% of total monthly visitors to our websites in December 2008.

We believe that as individuals increasingly use the Internet to pursue and share areas of passion, research topics of interest, and make purchases, both individuals and the advertisers who seek to market to them will demand access to online media in the form of vertical websites like ours. Vertical websites provide highly targeted content focused on specific categories of products and services. In December 2008, our websites attracted 43.2 million unique visitors, an increase of approximately 61% from 26.9 million unique visitors in December 2007. In 2008, approximately 95% of our traffic was from unpaid sources.  Our growing network includes a major automotive e-commerce website in CarsDirect.com, over 95 online automotive enthusiast communities,  recognized sites in the careers category (such as ModelMayhem.com and PPRuNe.org), popular home-related websites (including ApartmentRatings.com and DoItYourself.com), established sites in the shopping category (including UltimateCoupons.com and BensBargains.net), and significant community websites in the travel and leisure category (such as Wikitravel.org and FlyerTalk.com).

We monetize visits to our websites through various advertising revenue formats, such as cost per lead (CPL), cost per impression (CPM), cost per click (CPC), cost per action (CPA), and flat fees. We maximize revenue yields by deploying technology and business intelligence tools to identify and serve the advertisement projected to result, at a particular point in time, in the highest revenue to us. We achieve attractive margins as a result of our strong organic (unpaid) traffic and our operating platform, an integrated set of processes, personnel, and proprietary technologies that we leverage across our network of websites to achieve strong cost efficiencies when creating, enhancing and monetizing our websites. Our platform is scalable, designed to support many additional websites within and across our categories with minimal incremental costs.

We also license our content and Internet technology products and services to major companies and individual website owners around the world. Our subsidiaries, Autodata Solutions, Inc. and Autodata Solutions Company, are suppliers of licensed content and technology services to the automotive industry, serving most of the major U.S., Japanese and European automotive manufacturers. Throughout this report, we refer to the business of Autodata Solutions, Inc. and Autodata Solutions Company as the “Autodata Solutions division.” We also own Jelsoft Enterprises Limited, the developer of vBulletin, the largest licensor of proprietary community bulletin board software.

We were incorporated in Delaware in October 1998, and our Class A common stock is listed on the NASDAQ Global Market under the ticker symbol “INET.”

Subsequent Events

From January 1, 2009 through February 28, 2009, we acquired two additional websites for an aggregate purchase price of $1.0 million

Our Value Proposition

We have become a major provider of Internet media by owning, operating and growing vertical websites that provide users with differentiated content, innovative functionality, and opportunities for strong community participation. In doing so, we have created a media platform capable of enabling advertisers to selectively target customers within our websites, for example, based on geography or topics of interest. In January 2009, our websites collectively attracted 48.0 million unique visitors.

In addition, we repackage our automotive content and technology to provide our licensee customers with differentiated and reliable Internet solutions. These solutions are also scalable, permitting our customers to accommodate growing or changing workloads.

User Benefits

We believe that our websites provide rich content, strong communities and transaction functionality. We believe our websites offer consumers:

Compelling User Experiences Addressing Specific Needs.  On our websites, our users can research specialized topics and purchase a wide variety of products and services. We believe that we enhance our users’ research and shopping experiences by providing unique content, comprehensive databases, powerful vertical search tools, and user-friendly functionality, which enable us to attract loyal and engaged audiences. Our success in providing compelling user experiences is evidenced by the fact that our websites have won various “best in class” awards.

Strong Community Participation.  Most of our websites have attracted large, loyal user communities. For example, our Flyertalk.com user community averaged over 6,000 postings a day during January 2009. We facilitate these communities by generating innovative user tools, providing highly functional, safe, secure, and moderated websites, and developing community governance “best practices” to ensure sustained user growth and participation.

Advertiser Benefits

We provide highly targeted and valuable audiences that are sought by advertisers. Specifically, we offer the following:

High-Quality, Focused Audiences.  Our websites attract users who are serious, “in-market” consumers, often conducting research on immediate or upcoming purchases.

Precise Targeting of Advertising.  We allow advertisers to deliver advertisements to highly specific segments of our audiences along dimensions such as geography (in some cases down to zip code clusters), brand preference and product type (down to the stock keeping unit), and areas of interest (down to specific keywords).

Strong Quality Assurance Programs.  We offer a high level of advertiser support and continually invest in quality assurance programs to improve our advertisers’ return on their advertising spend.

Licensee Benefits

Licensees benefit from our differentiated, reliable, and scalable Internet solutions. These benefits include:

Tailored Solutions.  Our Autodata Solutions division provides customized products and services that help automotive manufacturers through all stages of the selling chain, including market analytics, product planning, vehicle configuration, management and order placement, in-dealership retail systems, dealership personnel training and consumer-facing websites. One of our software products, vBulletin, is tailored to the developing market of specialized online communities. vBulletin provides individual website owners with the scalability and flexibility to offer community features such as a bulletin board on a website at low cost. The success of vBulletin is demonstrated by the fact that it is one of the most popular bulletin board management platforms on the Internet, with a total of more than 98,000 licenses sold as of December 31, 2008.

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

Scalable Technologies.  Our platform is highly scalable, allowing us to incorporate acquired websites with minimal investment of time and capital and to accommodate the rapid growth of our overall traffic. The vBulletin community website technology, which offers easy-to-implement solutions to users who wish to scale their electronic bulletin boards, further enhances our ability to integrate and scale our user-community websites.

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

Our Strategy

Our goal is to grow the number, size and profitability of our Consumer Internet and Licensing businesses. Key elements of our strategy to achieve this goal include:

Improve Existing Website Businesses

We utilize our operating platform to continue to improve our existing websites. Specifically, we intend to:

Grow Audiences.  We focus on growing both the number of users we serve and the ways in which we serve them. We continually invest in new content, features and user tools on our websites. We rely on a broad range of marketing practices to bring new users to our websites, focusing most heavily on non-paid marketing sources, such as content and search engine optimization, word-of-mouth, branded content syndication, and public relations.

Grow Advertiser Base and Share of Spend.  We attract and recruit new advertisers through direct ad sales and robust affiliate networks. We believe there are significant opportunities to sell our services to new advertisers who want access to a large network of highly targeted audiences, and expand the range of advertising products we offer, such as brand-specific community forum sponsorships for our automotive dealer network and placement of merchant offers across our shopping websites.

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

 Grow New Websites

We have internally built and launched a number of websites for our platform, such as Autos.com, Wikicars.com, and Loan.com. From January 1, 2006 through February 28, 2009, we completed 83 website-related acquisitions in our Consumer Internet segment. We believe that websites acquired in these transactions are or will be enhanced by our common operating platform. We have developed a core competency for integrating these websites onto our platform quickly, capturing both revenue and cost synergies, and we believe that such acquisitions are an important contributor to our growth. We expect to continue to build and acquire websites that either are complementary to our current categories or extend our coverage of these categories. We also will consider expanding into additional categories that meet specific criteria, such as strong online search characteristics, high user involvement and content creation and significant advertiser spending.

In addition to our domestic expansion, we intend to continue to opportunistically expand internationally. In December 2008, approximately 25% of our visitors were from international sources, and we own and operate several websites with significant international audiences, such as WikiTravel.org, World66.com, PPRuNe.org, PassionFord.com and ScoobyNet.com.

Enhance Licensing Business

We intend to continue to enhance our licensing business by adding new clients, increasing services to existing clients and extending our technology solutions.

Autodata Solutions.  We expect to continue to add clients on each of our Autodata Solutions division’s five proprietary technology platforms, resulting in enhanced capabilities and operating efficiencies. In addition, we intend to increase the number of platforms our Autodata Solutions division develops and markets in response to the demand from our client base, in order to expand the share of our clients’ budgets that we receive.

Jelsoft.  We intend to expand our feature sets in order to attract additional clients and increase our revenues through cross-selling new products or services, such as social networking and blogging add-on tools.

Our Websites

We empower our audiences to make informed decisions on how to spend their money in the areas in which they are passionate by offering websites with rich content, targeted advertising and e-commerce opportunities. We are committed to providing comprehensive, relevant and up-to-date information and user-friendly tools for Internet consumers to better research and source products and services in categories in which online consumer demand and participation is intensive and growing, and offline information is fragmented or not readily available. We believe that by developing leadership positions in online content, enthusiast communities and in high-demand consumer categories, we optimally position our websites to attract consumers and advertisers.

We currently offer websites and services in five broad consumer categories:

Automotive

Our automotive websites capture a variety of focused audiences, from those researching and purchasing new and used vehicles to active communities of automotive enthusiasts. For those consumers who are researching new and used vehicle purchases, we offer websites with articles, pricing information, payment calculators, and other resources and tools to price, configure, order, purchase and finance vehicles online. CarsDirect.com offers a multi-brand, national-scale, online vehicle purchase channel for new cars. We believe Autos.com is one of the only websites that reviews and ranks nearly every new and late model used vehicle from best to worst. New car reviews written by professional automotive journalists who personally test-drive vehicles are syndicated to numerous websites through NewCarTestDrive.com.

We operate more than 95 automotive-related community and user-generated content websites, which attract a large automotive enthusiast audience who come together to discuss their automobiles and automotive interests. Many of these communities are popular in their area of focus and include 29 principal websites as of December 2008, among them, brand- and model-specific websites, such as AudiWorld.com, Ford-Trucks.com, CorvetteForum.com and DodgeForum.com.

Careers

Websites in our careers category provide visitors with a variety of tools to help manage their careers, including helping them research and find employment. Job seekers will find resources such as job listings and freelance project hosting, bidding and evaluation capabilities as well as online communities where users can share information about careers and industries in which they are interested. For example, HospitalJobsOnline.com is a leading job board in the healthcare employment field, with more than 60,000 jobs listed as of December 31, 2008. Our other principal careers websites include CVTips.com, GrooveJob.com, ModelMayhem.com, PPRuNe.org and WAHM.com.

Home-Related

Our home-related category consists of websites that provide visitors with access to content and services spanning the lifecycle of home-related activities, including housing selection, purchasing, financing, leasing and home improvement.   The content we offer includes resources such as articles, newsletters and other tools, as well as forums in which users can provide tips and advice to website visitors on a variety of home-related topics. Mortgage101.com has educational resources for personal loans and mortgages and an innovative rate directory that educates consumers about the lending process and helps consumers find lenders with the lowest lending rates and consumer friendly lending practices. Our home improvement and home repair website, DoItYourself.com, has thousands of professionally written articles, detailed specifications on more than 400,000 products, weekly practical tips, a bi-weekly newsletter, and personalized advice from experts while ApartmentRatings.com, a popular community of U.S. apartment renters, features more than 750,000 reviews and ratings by users of apartments nationwide, and offers renters valuable resources, including rent trend graphs, neighborhood information, and maps for more than 60,000 apartments.

Shopping

Websites in our shopping category provide visitors with information and resources to research purchases and use online coupons and other discount offers, with a special emphasis on high value categories such as consumer electronics.  As consumers do more and more of their shopping online, our websites give them the tools to get the most for their money.  Websites in this category feature deal listings, articles, reviews, news and user-generated content where users discuss their experiences shopping, researching, and enjoying purchases.    For example, in December 2008, an average of over 125 different discount deals were posted each day on BensBargains.net.  Our principal shopping websites include AVRev.com, Bargainist.com, BensBargains.net, HighDefDigest.com, Steves-Digicams.com and UltimateCoupons.com.

Travel & Leisure

Our travel and leisure websites are comprised of substantial worldwide user communities that share travel and leisure-related experiences and interests, as well as websites offering resources such as specific lodging or leisure activities.   Our accommodations websites provide consumers with reviews and vendor listings of diverse lodging options, including bed and breakfast inns, hotels, vacation rentals, timeshare rentals and cruise ships. As of January 31, 2009, our websites collectively provided information on more than 40,000 properties. Our travel community websites provide user-generated travel guides, editorial content and communities related to travel destinations, hotels, restaurants, attractions and travel best practices. Our principal general travel community websites include Wikitravel.org, World66.com, FlyerTalk.com and SlowTrav.com.

Our leisure websites provide online visitors access to content, online communities and marketplaces addressing areas of passion, such as photography, cycling, boating, aircraft piloting and pets. Our principal leisure community websites include DVDTalk.com, BikeForums.net, Puppydogweb.com, as well as FitDay.com, a popular online resource for dieting and exercise, with online personal progress tracking tools.

We operated over 80 principal websites across our five vertical categories as of December 2008 including:

Automotive	Careers	Home	Shopping	Travel and Leisure
6SpeedOnline.com
Acurazine.com
ATVConnection.com
AudiForums.com
AudiWorld.com
Autos.com
CarsDirect.com
ChevroletForum.com
CivicForums.com
ClubLexus.com
CorvetteForum.com
DodgeForum.com
EvolutionM.net
F150Online.com
FitFreak.net
Ford-Trucks.com
G35Driver.com
HDForums.com
HondaMarketPlace.com
Honda-Tech.com
LS1Tech.com
Maxima.org
MBWorld.org
MustangForums.com
My350Z.com
NewCarTestDrive.com
NorthAmericanMotoring.com
RX7Club.com
ScoobyNet.com
SellMyCar.com
ThirdGen.org
WikiCars.org
Yota-Tech.com

	AirlinePilotForums.com CVTips.com GrooveJob.com HospitalJobsOnline.com iFreelance.com ModelMayhem.com PPRuNe.org RealPolice.net WAHM.com	ApartmentRatings.com DoItYourself.com Epodunk.com Mortgage101.com RealEstateABC.com ThatRentalSite.com	BensBargains.net Boddit.com Deallocker.com UltimateCoupons.com AVRev.com HighDefDigest.com HighDefForum.com Steves-digicams.com WirelessForums.org
BBOnline.com
BikeForums.net
BritishExpats.com
CruiseMates.com
CruiseReviews.com
DVDTalk.com
EquineHits.com
FamilyCorner.com
FitDay.com
FlyerTalk.com
Horsetopia.com
Horse-For-Sale.org
HuntingNet.com
MySummerCamps.com
PuppyDogWeb.com
RCTech.net
SlowTrav.com
TheHullTruth.com
TrekEarth.com
TrekLens.com
VacationTimeShareRentals.com
VetInfo4Dogs.com
WikiTravel.org
World66.com

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

Most of our Autodata Solutions division’s revenues are derived from five proprietary technology platforms: eCommerce, Market Planning, Retail Management, Vehicle Content Syndication, and Vehicle Ordering. Autodata Solutions benefits from shared costs and increased capabilities with each client that joins a platform. As of December 31, 2008, 49 clients utilized our Autodata Solutions division’s Market Planning platform and 71 clients utilized its Vehicle Content Syndication platform. Our Autodata Solutions division’s customers typically sign one- to five-year licensing and services contracts.

Jelsoft
Through our subsidiary Jelsoft Enterprises Limited, the creator of vBulletin, we are the largest international developer and distributor of proprietary community bulletin board software. The vBulletin software product enables website owners to offer online community features, such as a bulletin board. The vBulletin product is designed to be easily downloaded and installed by the user, and provides a variety of features that are both secure and scalable. The licensee pays an upfront fee, typically by credit card, for a perpetual license and twelve months of customer service. We directly market vBulletin on the Internet and more than 98,000 licenses have been sold as of December 31, 2008. Given the attractiveness of the vBulletin product, which offers features such as easy scalability, user-friendly system administration and efficient operating speeds, we typically migrate our community websites onto the vBulletin product. By applying features such as these, we believe the vBulletin product enhances the functionality and scalability of those websites. In addition, because community features are an important aspect of many of our vertical websites, we believe that vBulletin’s scalability and functionality enables us to develop and deploy new vertical websites more quickly.

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

Sales, Marketing, and Customer Service

Sales

We primarily sell our products and services through our direct sales force, which is generally organized vertically, focusing on specific categories and product lines. We supplement our in-house sales force by utilizing a number of third-party advertising networks and affiliate websites. We directly serve a total of more than 40,000 advertisers.

Marketing

More than 95% of our Internet audience during the twelve months ended December 31, 2008 was generated through non-paid sources, such as repeat visitation, word-of-mouth, natural search, and public relations. We selectively utilize paid-marketing sources, such as search engine marketing, affiliate relationships and co-branded partner deployments for a small portion of our traffic.

Our Competition

As an Internet media company, we compete with other providers of online products, services and information. With respect to our Consumer Internet segment in particular, we contend with a variety of Internet and traditional offline competitors. We believe our principal competitors include:

•	companies that provide specialized consumer information websites, particularly in the automotive, careers home-related, shopping and travel and leisure categories;

•	enthusiast websites in specific categories, including message boards, blogs, and other enthusiast websites maintained by individuals;

•	horizontal websites, portals and search properties such as AOL, Ask.com, CNET, Google, MSN and Yahoo!;

•	automotive manufacturer and referral websites;

•	traditional advertising channels, including television, radio, newspapers and magazines; and

•	brick-and-mortar vendors who compete against our e-commerce services, including automobile dealers, retail stores, travel agents, hotels and classified ad services.

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

Intellectual Property

We own various registered service marks, including CarsDirect.com®, CarsDirect®, Autodata®, CarsDirect.com Real Prices®, DoItYourself.com®, Model Mayhem® and Internet Brands®, and have service mark applications pending for Greenlight.com and vBulletin. We also have the right to use a number of unregistered service marks in connection with our businesses, including FlyerTalk.com, ApartmentRatings.com, Loan.com, FitDay.com and BBOnline.com. So long as these marks remain in continuous use in connection with similar goods and services, their terms can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations in the United States Patent and Trademark Office.

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

In addition, laws and regulations that apply to communications over the Internet are becoming more prevalent. In particular, the growth and development of the market for e-commerce has prompted calls for more stringent tax, consumer protection, data security and privacy laws in the United States and abroad that may impose additional burdens on companies conducting business online. For example, users of our websites are located in the United States and around the world. As a result, we collect and process the personal data of individuals who reside in many different countries. Concerns about privacy and data security could lead to legislative, judicial and regulatory limitations and conditions on our ability to collect, maintain and use information about Internet users. The European Union, for example, has adopted a directive that will require “providers of publicly available communication services” to store and retain communications data for law enforcement purposes for up to 24 months. Within the United States, federal and state legislation, such as the federal CAN-SPAM Act of 2003, restrict or prohibit unsolicited email, commonly known as “spam”, and may adversely affect our ability to market our services to consumers in a cost-effective manner. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products and services or increase the costs associated with selling our products and services, thereby making them less attractive to users and advertisers. For additional, important information related to government regulation of our business, please review the information set forth in “Risk Factors.”

    Failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. Furthermore, any such regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, damage our reputation among Internet users and our customers and harm our business.

Employees

As of December 31, 2008, we had 625 employees, of whom 61 were part-time Internet Brands employees, 239 were employed at our Autodata Solutions division in Canada and 7 were employed at Jelsoft in the United Kingdom. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relationships are good.

Internet Audience Measurements

Throughout this report, we use Google analytics measurement services to report Internet audience metrics.  The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. We measure the total number of unique visitors to our websites by adding the number of unique visitors to each of our websites in a given month.  The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations in December 2008 and January 2009 include websites acquired in December 2008 and January 2009, respectively, on a pro forma basis.

Available Information

For further discussion concerning our business, see the information included in Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and 8 (Financial Statements and Supplementary Data) of this Report.

We make available, free of charge through our web site at www.internetbrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the material is electronically filed or furnished to the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

Factors That May Affect Our Future Results

We may make forward-looking statements in this Report and in other reports we file with the SEC and in press releases. Our management may make forward-looking statements orally in a public forum to analysts, investors, the media and others. Generally, forward-looking statements include:

•	Projections of our revenues, income, earnings per share, capital structure or other financial items

•	Descriptions of our plans or objectives for future operations, products or services

•	Forecasts of our future economic performance, interest rates, profit margins and our share of future markets

•	Descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements give management’s expectation about the future and are not guarantees. Words like “believe,” “expect,” “anticipate,” “promise,” “plan” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ materially from management’s expectations. Some of these factors are discussed below.

Given such risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to review or update any forward-looking statements.

Risks Related to Our Business and Our Technologies

Economic conditions could materially adversely affect us.

The U.S. economy has been in a downward cycle that began in 2007 and substantially deepened in 2008. As our Consumer Internet segment generates revenues through sales of online advertising in various monetization formats such as CPL, CPM, CPC, CPA and flat fees, the reduced consumer and advertiser demand resulting from the economic downturn may negatively affect our revenues or negatively impact our ability to grow our revenues. We cannot predict when the current economic downturn will end or reverse. There also could be a number of follow-on effects from the credit crisis and current economic environment on our business, including insolvency of customers and the inability for us to raise additional working capital economically to support the growth of our operations.  For example, if one or more major automakers go out of business, there could be reduced demand for our automotive-related products and services.  Our Autodata Solutions Division, which substantially depends on long-term development and licensing agreements with automotive manufacturers, could be negatively impacted by the manufacturers’ prolonged financial distress or bankruptcy. Similarly, if one or more major financial institutions go out of business or materially reduces its marketing budget, it could have a negative impact on our ability to grow our revenues in our home category websites. In our careers sector, our revenues could be negatively impacted as employers reduce their efforts to find new employees.  A prolonged general global economic downturn, as is currently ongoing, could lead to weaker travel expenditures and adversely affect our revenues or the growth of our travel websites.

We have a limited operating history and may not be able to achieve financial or operational success.

Our company was founded in October 1998, and we initiated our consumer websites by launching CarsDirect.com in 1999. We have since launched or acquired a number of consumer websites and related businesses. We have a limited operating history with respect to most of our products and services. As a result, we may not be able to achieve sustained financial or operational success, given the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, some of which may be beyond our control, including our ability to manage successfully any growth we may achieve in the future and to integrate acquired businesses, technologies or services successfully.

While we have experienced positive operating cash flows since the fourth quarter of 2003 and achieved positive annual net income since 2004, we may be unable to sustain positive cash flow or profitability.

We experienced significant operating losses in each quarter from our inception in 1998 through the third quarter of 2003. In addition, we experienced a net loss in income in the second quarter of 2007. We had stockholders’ equity of $340.5 million as of December 31, 2007 and $357.1 million as of December 31, 2008, which included an accumulated net loss of $250.4 million as of December 31, 2008. While we have experienced positive operating cash flows since the fourth quarter of 2003 and achieved positive annual net income since 2004, we may be unable to sustain or increase cash flow and profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, operating results and financial condition will be adversely affected.

Due to seasonal market fluctuations, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results.

Our quarterly financial results fluctuate because of seasonal trends in the usage of the Internet and in the demand for the products and services offered by our websites and our customers. Historically, Internet usage typically declines during the summer and particular holiday periods. In contrast, with respect to the automobile industry, vehicle purchasing in the United States is typically stronger in the spring and summer months. Our customer referral volume usually declines later in the year as some consumers defer purchases in anticipation of the model year change-over. Automotive sales and advertising also fluctuate based in part on varying seasonal levels of vehicle inventory and new model introductions. The travel industry experiences high usage during the first two quarters of the year and lower usage during the remainder of the year, and traffic to our travel websites fluctuates in response to such seasonal trends. Consumer spending is typically highest in the last quarter of the year and lower in the remainder of the year, and the traffic to our shopping websites corresponds to these seasonal fluctuations.  Our operating results fluctuate and investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results due to the impact of these seasonal trends.

Our growth strategy includes acquisitions that entail significant execution, integration and operational risks.

We are pursuing a growth strategy based in part on acquisitions, with the objective of creating a combined company that will serve as an increasingly effective marketing channel for advertisers and that will achieve increasing cost savings and operating efficiencies. In 2008, we completed 29 website-related acquisitions for a total aggregate purchase price of $62.6 million. We intend to continue making additional acquisitions in the future to increase the scope of our business domestically and internationally.

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

Even if we are able to complete acquisitions that we believe will be successful, we may be unable to achieve the anticipated benefits of a particular acquisition, the anticipated benefits may take longer to realize than expected, or we may incur greater costs than expected in attempting to achieve anticipated benefits. Significant risks to these transactions, which could have an adverse effect on our business, prospects, financial condition, operating results or cash flow, include:

•	use of substantial portions of our available cash to pay all or a portion of the purchase prices of future acquisitions;

•	diversion of management’s attention from normal daily operations of our business to acquiring and assimilating new website businesses;

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

Our strategy includes the continued addition of new websites to our platform. In 2008, we completed 29 website-related acquisitions in our Consumer Internet segment. Upon launch or acquisition of a new website, we generally attempt to integrate it into our platform as quickly as possible and begin to generate associated revenues. As a result of this strategy, it may be difficult to evaluate our financial performance from period to period.

Use of the Internet and commercial online services as media for commerce and advertising is still developing, and the failure of these uses of such media to gain increasing acceptance will negatively impact our business.

Our long-term viability depends upon the widespread acceptance and development of the Internet and commercial online services as media for consumer commerce and advertising. Use of the Internet and online services for such purposes, however, is at an early stage of development, particularly in the automotive, careers, home-related, shopping and travel and leisure areas in which we have specialized to date. The continued development of the Internet and online services as a viable commercial marketplace is subject to a number of uncertainties, including:

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

The Internet advertising market is likewise still developing, and any factors that limit the amount advertisers are willing to spend on our websites could adversely affect our business, prospects, financial condition, operating results and cash flow, including:

•	advertisers’ historical reliance upon traditional methods of advertising and corresponding lack of experience with Internet advertising;

•	a lack of widely accepted standards for measuring website traffic or effectiveness of website advertising;

•	a lack of established pricing models for Internet advertising;

•	risks associated with “click fraud” or other means of misleading advertisers;

•	the introduction of alternative advertising sources;

•	a lack of significant growth in website traffic; and

•	widespread adoption by computer users of software programs that limit or prevent advertising from being delivered to a user’s computer.

If any of our relationships with Internet search websites terminate or if such websites’ methodologies are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search websites, such as Google, MSN and Yahoo!, and other websites to direct a significant amount of traffic to our websites and to generate customer referrals for our customer referral activities. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased and, instead, are determined and displayed solely by a set of formulas designed by search engine companies. Other listings can be purchased and are displayed if particular word searches are performed on a search engine. We rely primarily on algorithmic search results to direct a substantial share of the visitors to our websites and the advertiser customers we serve.

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

Internet content, user tools and business models are evolving rapidly due to low barriers to entry and continuous technology innovations. To remain competitive, we must continue to improve the ease of use, responsiveness, functionality and features of our websites, develop content, new products and services, and continually improve the consumer’s purchasing experience. The time, expense and effort associated with such development may be greater than anticipated, and any features, functions, and products and services actually developed and introduced may not achieve consumer or advertiser acceptance or enhance user loyalty. Furthermore, our efforts to meet changing customer needs may require the development or licensing of increasingly complex technologies at great expense. If we are unable to develop and bring to market additional features, functions, content, products and services, we could lose market share to competitors, which could negatively impact our business, revenues and future growth.

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

We contend with a variety of Internet and traditional offline competitors, including large Internet search engines and portals, automotive dealerships, automotive finance companies, new and used-car referral services, online and offline classifieds and listing services, Internet travel websites, travel agents, hotel websites, job boards, recruiters and headhunters, online and offline retailers, individual enthusiast websites, communities and blogs, and television, radio and print media. Many of our current and potential online and traditional store-based or print publication-based competitors have longer operating histories, more industry experience, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These current and potential competitors may be able to devote substantially greater resources to Internet websites and systems development than we can, including through acquisitions, investments and joint ventures. Our competitors may also be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently, adopt more aggressive pricing or devote more resources to marketing and promotional campaigns. In addition, traditional store-based and print publication-based retailers are able to offer customers the experience to see and feel products in a manner that is not possible over the Internet.

We believe our principal competitors include:

•	companies that provide specialized consumer information websites, particularly in the automotive, careers, home-related, shopping and travel and leisure categories;

•	enthusiast websites in specific categories, including message boards, blogs and other enthusiast websites maintained by individuals;

•	horizontal websites, portals and search properties such as AOL, Ask.com, CNET, Google, MSN and Yahoo!;

•	automotive manufacturer websites;

•	traditional advertising channels, including television, radio, newspapers and magazines; and

•	brick-and-mortar vendors who compete against our e-commerce services, including automobile dealers, travel agents and classified ads.

Our licensing divisions compete with other software and system sources. Jelsoft, the developer of our vBulletin software, primarily competes with open source community forum software, while principal competitors of our Autodata Solutions division include internal technology departments, ad agencies and systems integrators such as IBM, Oracle and Capgemini.

We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures may result in increased marketing costs, decreased prices for our advertising products and services, and decreased website traffic and loss of market share, which would adversely affect our business, revenues and future growth.

We may not succeed in establishing our businesses abroad, which may limit our future growth.

One potential area of growth for us is in the international markets. However, we cannot be certain that we will be successful in introducing or marketing our services abroad. In addition, there are risks inherent in conducting business in international markets, such as:

•	adaptation of products and services to foreign customers’ preferences and customs;

•
application of foreign laws and regulations to us, including with respect to the sale, marketing and distribution of automotive, automotive finance, travel and leisure, home and home improvement, careers, shopping, and related products and services;

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

Users of our websites are located in the United States and around the world. As a result, we collect and process the personal data of individuals who live in many different countries. Privacy regulators in some of those countries have publicly stated that foreign entities (including entities based in the United States) may render themselves subject to those countries’ privacy laws and the jurisdiction of such regulators by collecting or processing the personal data of those countries’ residents, even if such entities have no physical or legal presence there. Consequently, we may be held to be obligated to comply with the privacy and data security laws of such foreign countries. Our exposure to foreign countries’ privacy and data security laws impacts our ability to collect and use personal data, increases our legal compliance costs and may expose us to liability. As such laws proliferate, there may be uncertainty regarding their application or interpretation, which consequently increases our exposure to potential compliance costs and liability. Even if a claim of noncompliance against us does not ultimately result in liability, investigating or responding to a claim may present significant costs. Future legislation may also require changes in our data collection practices, which may be expensive to implement.

In February 2006, the European Union, or EU, adopted the Directive on the Retention of Communication Data. The Directive requires that all “providers of publicly available communication services” store and retain communications data for law enforcement purposes for up to 24 months. The data covered by the Directive includes Internet access records, email addresses, and possibly data relating to chat rooms. Such data must be kept for a minimum of six months from the date of the communication in question, and individual Member States may extend the retention period to 24 months. This Directive, if applicable to us, may require us to make significant expenditures in order to ensure compliance.

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

Our products and services may increasingly be subject to third-party claims of intellectual property infringement as the number of our products, services and competitors increases, as the functionalities of products and services in our markets overlap, and as the patenting of software functionality becomes more widespread. There can be no assurance that our internally developed or acquired products and services do not infringe or otherwise violate the intellectual property rights of third parties. On November 30, 2007, Autobytel, Inc. filed a claim for patent infringement against us and three other unrelated companies in the United States District Court for the Eastern District of Texas, related to our delivery of automotive leads to dealers. On August 8, 2008, Versata Software, Inc. and Versata Development Group, Inc filed claims for patent infringement against us and our subsidiaries, Autodata Solutions Company and Autodata Solutions, Inc. related to certain software and related services we offer.  From time to time, we have received letters from customers demanding indemnity or otherwise reserving their right to indemnity with respect to patent infringement lawsuits brought by third party patent holders. Such claims for indemnity could cause us to invest considerable resources defending these suits. In addition, we may be required to pay damages and attorney’s fees which could adversely affect our business. Furthermore, we license some of our content and software from third parties and may therefore be exposed to infringement actions if such parties do not possess the necessary intellectual property rights. In addition, certain of our domain names for our automotive enthusiast websites include trademarks or trade names of automotive manufacturers, with which we currently have no formal licensing arrangements. For example, we received letters from certain automotive manufacturers informing us of their need to police the use of their trademarks and their willingness to enter into licenses which would cover our ongoing use of the marks in certain of our automotive enthusiast website domain names. We are currently in discussions with those auto manufacturers regarding the terms of the licenses, although we do not believe we are engaging in activities that infringe the manufacturers’ trademarks.  We cannot guarantee that we will be able to continue to use such manufacturers’ names in our domain names on favorable terms. The receipt of a notice alleging infringement may require in some situations that a costly opinion of counsel be obtained to prevent a successful claim of intentional infringement.

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

Laws applicable to the Internet and online privacy generally are becoming more prevalent. New laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries that could limit our business flexibility or cause us to incur higher compliance costs. Such laws and regulations may address:

•	user privacy;

•	freedom of expression;

•	information security;

•	pricing, fees and taxes;

•	content and the distribution of content;

•	intellectual property rights;

•	characteristics and quality of products and services;

•	taxation; and

•	online advertising and marketing, including email marketing and unsolicited commercial email.

There can be no assurance that future laws will not impose taxes or other regulations on Internet commerce, which could substantially harm our business, results of operations and financial condition. The nature of such laws and regulations and the manner in which they may be interpreted and enforced is uncertain. The adoption of additional laws or regulations, both domestically and abroad, may decrease the popularity or impede the expansion of Internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability, which, in turn, could adversely affect our business. Furthermore, the applicability of existing laws to the Internet is unsettled with regard to many important issues, including intellectual property rights, export of encryption technology, personal privacy, libel and taxation. It may take years to determine whether and how such existing and future laws and regulations apply to us. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations, our business could be harmed.

Changes in the legal regulation of the Internet may have specific negative effects on our business and operating results. For example, we may be considered to “operate” or “do business” in states where our customers conduct their business, resulting in regulatory action. Alternatively, we may be subject to claims under state consumer protection statutes if our customers are dissatisfied with the quality of our services, customer referrals or contract cancellation policies. These claims could result in monetary fines or require us to change the manner in which we conduct our business, either of which could adversely affect our business and operating results. Any of these types of claims, regardless of merit, could be time-consuming, harmful to our reputation and expensive to litigate or settle.

Federal and state legislation regulating email communications and Internet advertising, such as recently proposed or adopted privacy-related laws that restrict or prohibit unsolicited email (commonly known as “spam”) may adversely affect our ability to market our services to consumers in a cost-effective manner. Violation of such laws may result in monetary fines or penalties or damage to our reputation. The CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with sending commercial email. In addition, the language of CAN-SPAM contains ambiguities, not all rules implementing CAN-SPAM have yet been promulgated, and courts have not yet interpreted key provisions of CAN-SPAM. Depending on how the law is interpreted and applied, CAN-SPAM may impose significant costs and burdens on our email marketing practices.

The increased security risks of online advertising and e-commerce may cause us to incur significant expenses and may negatively impact our credibility and business.

A significant prerequisite of online commerce, advertising, and communications is the secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet, consumer identity theft and user privacy have been significant barriers to growth in consumer use of the Internet, online advertising, and e-commerce. A significant portion of our sales is billed directly to our customers’ credit card accounts. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information. Encryption technology scrambles information being transmitted through a channel of communication to help ensure that the channel is secure even when the underlying system and network infrastructure may not be secure. Authentication technologies, the simplest example of which is a password, help to ensure that an individual user is who he or she claims to be by “authenticating” or validating the individual’s identity and controlling that individual’s access to resources. Despite our implementation of security measures, however, our computer systems may be potentially susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the Internet, our businesses could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies that maintain data on California residents to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Internet fraud has been increasing over the past few years, and fraudulent online transactions, should they continue to increase in prevalence, could also adversely affect the customer experience and therefore our business, operating results and financial condition.

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

The terms of our Credit Facility may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our Credit Facility with Silicon Valley Bank contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	make investments and acquisitions;

•	engage in sales of assets;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•	make capital expenditures.

Our Credit Facility also requires us to maintain certain financial ratios.

To date, we have not drawn on the Credit Facility.  However, were we to draw on the Credit Facility, a failure by  us to comply with the covenants or financial ratios contained in our Credit Facility could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our Credit Facility, the lenders under our Credit Facility would not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Implementing and maintaining adequate internal financial and accounting controls and procedures to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have completed the process of documenting, reviewing and, when appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors have tested our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, identifying areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. Furthermore, we may encounter difficulties in assimilating or integrating the internal controls, disclosure controls and information technology infrastructure of the businesses that we have acquired or may acquire in the future. The changes we implement may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event, including future terrorist attacks or acts of war.

Significant portions of our operations are located in California, which is susceptible to earthquakes and other natural disasters. In addition, our operations are susceptible to “rolling blackouts,” fire, floods, telecommunications failures, break-ins, and other natural disasters. The terrorist attacks of September 2001 disrupted global commerce, and the continued threat of future terrorist attacks, acts of war, or governmental responses to terrorist actions or acts of war may also cause future disruptions. The proximity of our offices in El Segundo, California to high-value targets, such as the Los Angeles International Airport, could, in the event of war or a terrorist attack, result in damage to, or the destruction of, such offices, as well as the permanent or temporary loss of key personnel. Our disaster recovery plans are not designed to handle such catastrophic events, and our insurance coverage may not adequately reimburse us for any damages suffered as a result of a terrorist attack or act of war.

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

If we experience automotive dealer attrition in our customer referral model, the revenues derived from that model could be adversely affected.

Users of our automotive ecommerce websites in search of new cars or special automotive financing packages have the option of receiving a price quote from retail dealers in their area who participate in our customer referral network. This customer referral model generates revenue in the form of a fee paid by the dealer to us for each customer referral by us. In the course of our business, we experience some attrition as dealers end their participation in our customer referral model. Participating dealers may terminate their relationship with us with only limited notice for any reason, including an unwillingness to accept our pricing or other terms or as a result of joining alternative advertising programs or financial distress.  Many dealerships have ceased operations due to the prolonged downcycle in auto sales. We cannot assure you that dealers will not terminate their agreements with us. If dealer attrition increases or the number of new car or special automotive financing customer referrals accepted from us by dealers decreases and we are unable to add new dealers to mitigate the attrition or decrease in number of accepted referrals, our revenues could be negatively affected. A significant factor affecting dealer attrition is our ability to provide dealers with new car or special or “sub-prime” automotive financing customer referrals at prices acceptable to dealers and that result in high closing ratios. The closing ratio is the ratio of the number of vehicles purchased at a dealer generated from customer referrals to the total number of customer referrals sent to that dealer. A reduction in the number of active dealers in our referral network or in the services dealers receive from us (and therefore the fees they pay to us) could result in a decrease in our revenues and therefore negatively affect our business, operating results and financial condition. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, the revenues of our online automotive businesses would decline, which would negatively affect our business, operating results and financial condition.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2008, our goodwill and amortizable intangible assets were $228.4 million.

Risks Related to Our Class A Common Stock

The stock price of our Class A common stock is volatile.

The capital and credit markets have been experiencing volatility and disruption for more than a year. The volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or deteriorate, there can be no assurance that we will not experience an adverse effect on our stock price, which may limit our ability to access additional capital.

The market price of our Class A common stock also could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Future sales of shares of Class A common stock by existing stockholders could cause our stock price to decline.

As of December 31, 2008, we had 40,946,826 shares of Class A common stock and 3,025,000 shares of Class B common stock outstanding.  Of these shares of our common stock, only 24,191,467 shares of Class A common stock were freely tradable without restriction in the public market.  At various times, the following additional shares will be available for sale in the public market:

•
Up to 16,755,359 shares of Class A common stock, which are held by directors, executive officers and other affiliates, subject in some cases to various vesting arrangements and to volume and  other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended;

•
3,025,000 shares of Class B common stock (which upon sale will automatically convert to shares of Class A common stock on a one-on-one basis), subject to volume and other restrictions under Rule 144 under the Securities Act; and

•
2,629,313 shares currently subject to outstanding options under our 1998 Stock  Plan, 2000 Stock Plan and 2007 Equity Plan and 350,000 shares currently subject to outstanding warrants, to the extent permitted by the provisions of various vesting agreements and subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

Pursuant to a lock-up agreement with the Company, Idealab Holdings, L.L.C. has agreed it will not sell, transfer, or pledge it shares, subject to certain exceptions, through November 15, 2009.  After such date, up to an additional 6,569,661 shares of Class A common stock will be eligible for sale in the public market subject to certain volume and other restrictions pursuant to Rule 144 under the Securities Act.

With respect to these 6,569,661 shares and 2,000,000 shares of Class A common stock issuable upon conversion of shares of Class B common stock, Idealab Holdings, L.L.C. has certain demand and piggyback rights to require us to register their shares with the SEC.  In addition, holders of warrants to purchase 350,000 shares of Class A common stock on an as converted basis have demand and piggyback rights to require such registration.  If we register any of these registrable shares of Class A common stock, the stockholders would be able to sell those shares freely in the public market.

Our dual-class capitalization structure and the heavy concentration in our ownership will impose limits on the control exercisable by holders of our Class A common stock, and conversion features of our Class B common stock may dilute the holders of our Class A common stock.

We have a dual-class capitalization structure, which substantially reduces the effect of the votes of holders our Class A common stock and poses a significant risk of dilution to such holders. Idealab Holdings, L.L.C., through its ownership of our Class A common stock and exclusive ownership of our Class B common stock, controls approximately 66% of the votes represented by our Class A common stock and Class B common stock outstanding as of December 31, 2008. Thus, Idealab Holdings, L.L.C. is able to influence or control matters requiring approval of our stockholders, including the election of directors and the approval of mergers, acquisitions and other significant corporate transactions. Idealab Holdings, L.L.C. may have interests and goals that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, each share of our Class B common stock is convertible at any time at the option of Idealab Holdings, L.L.C. into one share of Class A common stock, and each share of our Class B common stock transferred to a holder unaffiliated with Idealab Holdings, L.L.C. would be automatically converted into Class A common stock upon transfer. All shares of Class B common stock would be automatically converted into Class A common stock if Idealab Holdings, L.L.C., together with certain affiliates, ceases to hold at least 15% of our outstanding capital stock. Conversion of our Class B common stock into Class A common stock would dilute holders of our Class A common stock in terms of percentage ownership and voting power within the class of Class A common stock, although the overall percentage ownership of each share of Class A common stock in our company as a whole would remain unchanged and the overall percentage voting power of each share of Class A common stock in our company as a whole would increase. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

•
authorize our Board of Directors to issue “blank check” preferred stock, allowing our Board of Directors, without further stockholder approval, to attach special rights, including voting and dividend rights, to this preferred stock and thereby making it more difficult for a third party to acquire us;

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

Additionally, we are subject to Section 203 of the Delaware General Corporation Law which, subject to some exceptions, prohibits “business combinations” between a publicly held Delaware corporation and an “interested stockholder.” An “interested stockholder” is generally defined as a stockholder who owns 15% or more of a corporation’s outstanding voting stock, any stockholder associated or affiliated with the corporation, who owns or within three years prior to the determination of interested stockholder status did own 15% or more of the corporation’s voting stock, or the affiliates or associates of any such stockholder. Section 203 could have the effect of delaying, deferring or preventing a change of control of our company that our Class A stockholders might consider to be in their best interests.

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

On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against us and our subsidiaries,  Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services we and our Autodata subsidiaries offer violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against us, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’  revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions.  In December 2008, we filed a Motion to Dismiss for lack of personal jurisdiction, which is pending.  We believe these claims are without merit and intend to vigorously defend the lawsuit, but we cannot predict the outcome of this matter, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if we are successful in defending the lawsuit, we may incur substantial costs and diversion of management time and resources to defend the litigation. We are not able to estimate a probable loss, if any.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of March 5, 2009:

Name	Age	Position
Robert N. Brisco	46	Chief Executive Officer, President and Director
Scott A. Friedman	35	Chief Financial Officer
Charles E. Hoover	44	Chief Marketing Officer
Lisa Morita	46	Chief Operating Officer
Joe Rosenblum	34	Chief Technology Officer
B. Lynn Walsh	51	Executive Vice President of Corporate Development and General Counsel

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

Mr. Friedman joined us in August 2008 as Chief Financial Officer.  Previously, from September 2006 to August 2008, Mr. Friedman served as Chief Financial Officer of WPT Enterprises, Inc., an entertainment and consumer products company and from September 2004 to September 2006 served as its Vice President of Finance & Controller.  From 2003 to 2004, Mr. Friedman served as Controller of Sony Pictures Digital, a digital entertainment company.  From 1998 to 2003, Mr. Friedman served in various capacities at The Walt Disney Company, an entertainment corporation.  Mr. Friedman has a B.A. from George Washington University and received a Certified Public Accountant certificate from the Commonwealth of Virginia.

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

Mr. Rosenblum has served as Chief Technology Officer since May 2008. Mr. Rosenblum served as our Vice President, Technology Development, from January 2006 to May 2008. From February 2004 to January 2006, Mr. Rosenblum served as Engineering Manager, Portal Applications at EarthLink, Inc., an Internet service provider, where he managed a team of software engineers through all aspects of development for EarthLink Search and myEarthLink. From September 2003 to February 2004, Mr. Rosenblum served as a staff engineer at EarthLink, designing architecture and overseeing implementation for "Private Labeling" of the EarthLink Personal Start Page for MCI. From September 2002 to September 2003, Mr. Rosenblum served as senior software engineer at EarthLink. From 2000 to September 2002, Mr. Rosenblum served as a software engineer and technical lead at Epinions.com, Inc., an Internet company for consumer reviews and price information. Mr. Rosenblum has a B.A., and a master's degree in Modern Thought and Literature, from Stanford University.

B. Lynn Walsh has served as Executive Vice President of Corporate Development and General Counsel since 2000. From 1998 to 2000, Ms. Walsh was a partner in the Technology group at Alston & Bird LLP in Atlanta, Georgia, where she specialized in public and private offerings of securities, mergers and acquisitions and corporate finance. From 1992 to 1998, Ms. Walsh was a partner in the Corporate and Securities group at Hunton & Williams LLC, in its Atlanta office. Ms. Walsh has a B.A. from the University of Michigan and a J.D. from Wayne State University Law School.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our Class A common stock has been quoted on The NASDAQ Global Market under the symbol "INET" since November 16, 2007. Prior to that time, there was no public market for our Class A common stock. As of February 27, 2009, there were approximately 678 and one stockholder of record of our Class A common stock and Class B common stock, respectively. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

    The closing price of our Class A common stock was $4.79 per share as reported by the NASDAQ Global Market on February 27, 2009.

The high and low sales prices for our Class A common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market:
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended	December 31, 2008
	High	$9.44	$7.92	$7.13	$6.98
	Low	$5.84	$5.72	$5.37	$4.43
Year Ended	December 31, 2007
	High	N/A	N/A	N/A	$8.87
	Low	N/A	N/A	N/A	$6.44
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

Unregistered Sales of Equity Securities
The following sets forth information regarding unregistered securities sold by us in 2008.

1.
In 2008, we issued to our directors, officers, employees and consultants options to purchase 169,500 shares of Class A common stock with an aggregate exercise price of approximately $1,188,602 and issued approximately 337,615 shares of Class A common stock for an aggregate purchase price of $506,735 upon exercise of options. In addition, we issued to our directors and officers approximately 432,253 shares of restricted Class A common stock with an aggregate fair market value of $3,287,145.

2.
In September 2008, we issued 125,000 shares of Class A common stock with an aggregate fair market value of $871,250 as consideration in connection with a website-related acquisition to an accredited investor.

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

Issuer Purchases of Equity Securities

On October 31, 2008, 26,794 shares of Class A common stock valued at $6.49 per share were withheld in connection with the payment of taxes on behalf of Robert N. Brisco to meet tax withholding obligations arising pursuant to the vesting of a portion of a restricted stock award granted on October 23, 2007.

On October 31, 2008, 3,832 shares of Class A common stock valued at $6.49 per share were withheld in connection with the payment of taxes on behalf of Charles E. Hoover to meet tax withholding obligations arising pursuant to the vesting of a portion of a restricted stock award granted on October 23, 2007.

On June 23, 2008 a former employee used 2,371 shares of our Class A common stock valued at $6.61 per share to repay an outstanding promissory note for $15,674.17 in accordance with the promissory note’s terms.

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

	Cumulative Total Return
	1/1/2008	12/31/2008
Internet Brands, Inc.	$100	$72.75
Nasdaq Composite Index	$100	$59.80
AMEX Interactive Week Internet Index	$100	$57.79

ITEM 6.    SELECTED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements (Item 8) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) contained elsewhere in this report.

The consolidated statement of operations data and the consolidated statement of cash flows data for each of the three years ended December 31, 2006, 2007 and 2008, as well as the consolidated balance sheet data as of December 31, 2007 and 2008, are derived from our audited consolidated financial statements included elsewhere in this document. The consolidated balance sheet data as of December 31, 2004 are derived from our audited financial statements not included elsewhere in this document. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2004	2005	2006	2007	2008

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues ………………………………………………	$61,137	$78,073	$84,804	$89,889	$104,036
Costs and operating expenses:
Cost of revenues ……………………………	11,197	15,715	20,310	24,626	23,952
Sales and marketing(1) …………………....…	18,647	21,081	19,025	21,026	21,473
Technology(1)…………….	3,870	5,131	6,516	7,607	8,683
General and administrative(1) ………….......	17,609	22,394	18,303	23,746	17,154
Depreciation and amortization ………....…..	2,616	2,417	3,952	8,030	13,554
Total costs and operating expenses…….	53,939	66,738	68,106	85,034	84,816
Income from operations……………………………….	7,198	11,335	16,698	4,855	19,220
Investment and other income …………………………..	2,350	3,648	6,287	6,033	497
Income before income taxes……………………………..	9,548	14,983	22,985	10,888	19,717
Provision (benefit) for income taxes …………………….	215	1,569	(70,082)	10,577	8,158
Net income……………………………………………...	9,333	13,414	93,067	311	11,559
Less undistributed income attributable to preferred
stockholders ……………………………………….	(6,422)	(8,298)	(54,279)	-	-
Net income attributable to common
stockholders………………………………………….	$2,911	$5,116	$38,788	$311	$11,559
Net income attributable to common stockholders per common share:
Basic ………………………………………………….	$0.26	$0.36	$2.42	$0.01	$0.27
Diluted …………………………………..……............	$0.20	$0.29	$2.01	$0.01	$0.26
Pro forma net income attributable to common stockholders per common share:
Basic ……......………………………………………..			$2.42
Diluted ………….......………………………………..			$2.23

(1) Stock-based compensation expense is included in the line items above as follows:

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Sales and marketing ……………………………….	$33	$659	$667	$1,208	$292
Technology...................................................……….	-	94	97	302	130
General and administrative …………………....….	9,869	11,817	8,363	13,685	2,069
Total ………………………………………….....…..	$9,902	$12,570	$9,127	$15,195	$2,491

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents ………………………	$18,042	$52,416	$43,661	$31,780	$43,648
Investments, available for sale ……………………………	114,162	85,365	107,423	64,864	13,723
Working capital ………………………………....…	131,404	134,477	161,321	100,468	60,246
Total assets …………………………………....…..	201,183	228,786	331,384	363,428	381,465
Total current liabilities ………………………....…	19,132	19,636	19,175	22,884	24,368
Total stockholders' equity …………………….…	182,052	209,150	312,209	340,544	357,097

	Year Ended December 31,
	2004	2005	2006	2007	2008
			(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities ………….	$ 17,371	$29,236	$31,341	$36,048	$33,773
Depreciation and amortization …………………….	2,616	2,417	3,952	8,030	13,554
Acquisitions, net of cash acquired ……………………….	(1,192)	(21,765)	(16,832)	(102,790)	(68,131)

	Year Ended December 31,
	2004	2005	2006	2007	2008
Other Financial Data:			(in thousands)
Adjusted EBITDA(1) ……………………………..	$19,716	$26,322	$29,777	$28,080	$35,265

(1) We define Adjusted EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation, amortization of purchased intangible assets, stock-based compensation, interest expense (income) and other income. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and should be viewed as a supplement to—not a substitute for—our results of operations presented on the basis of GAAP. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our statement of cash flows presents our cash flow activity in accordance with GAAP. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for each of the fiscal periods indicated, is as follows:

	Year Ended December 31,
	2004	2005	2006		2007	2008
	(in thousands)

Net income……………………………………	$9,333	$13,414	$93,067		$311	$11,559
Provision (benefit) for income taxes..............	215	1,569	(70,082	) (1)	10,577	8,158
Depreciation and amortization ………..........	2,616	2,417	3,952		8,030	13,554
Stock based compensation …………...........	9,902	12,570	9,127		15,195	2,491
Investment and other income ………………	(2,350)	(3,648)	(6,287)		(6,033)	(497)
Adjusted EBITDA ………………………......	$19,716	$26,322	$29,777		$28,080	$35,265

(1)As of December 31, 2006, we concluded it was more likely than not that we will realize certain deferred tax assets through expected future taxable profits. As a result, we released a valuation allowance of approximately $82.7 million, the majority of which was recognized as an income tax benefit.

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

Overview

We are an Internet media company that owns, operates and grows branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. We operate a rapidly growing network of websites, currently grouped into five vertical categories: automotive, careers, home, shopping and travel and leisure. We operated more than 80 principal websites as of December 31, 2008. We also license our content and Internet technology products and services to major companies and individual website owners around the world.

We operate our business in two segments: Consumer Internet and Licensing. During the year ended December 31, 2008, we completed 29 website-related acquisitions in our Consumer Internet segment for an aggregate purchase price of $62.6 million. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform.

Our goal is to grow the number, size and profitability of our Consumer Internet and Licensing businesses, and we therefore use certain performance indicators that are key to the elements of our growth strategy in order to manage our business and assess our operational performance:

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
• Acquisitions.   We believe that acquisitions will continue to be an important component of our ability to expand our Consumer Internet and licensing businesses. We therefore monitor our acquisitions activity, and our ability to integrate such acquisitions, to assess the success of our growth strategy.
• Adjusted EBITDA.   As discussed in "Selected Consolidated Financial Data, (Item 6)" we employ Adjusted EBITDA for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy—increasing audience sizes, increasing monetization of such audiences, selling additional licenses and related products, and adding and developing new websites—are yielding positive results.

We depend on our five vertical consumer website categories for a significant portion of our revenues. We have continued to diversify the Company’s revenue streams as evidenced by adding two verticals in 2008 – shopping and careers -  which continue to mitigate the risk of downward cycles in any one consumer category.

Our Revenues

We derive our revenues from two segments: Consumer Internet and Licensing. In our Consumer Internet segment, our revenues are primarily derived from advertisers. In our Licensing segment, our revenues are derived from the licensing of data and technology tools and services to automotive manufacturers and proprietary software for website communities.
Our revenues grew 15.7% from $89.9 million in 2007 to $104.0 million in 2008. The key factors influencing our growth were:

• the addition of websites that we owned, operated and grew, which offered new advertising opportunities to our existing advertisers and facilitated new advertising relationships;
• increased advertising sales on our websites as our Consumer Internet audiences grew;
• increased licensing revenues from our automotive licensing customer base; and
• increased licensing revenues from Jelsoft’s vBulletin software.

Our revenues in the Consumer Internet segment increased $7.8 million, or a 12.3% increase, during the year ended December 31, 2008 compared to the prior year. This increase was primarily a result of a $14.4 million increase in advertising revenues from our existing and acquired automotive enthusiast, careers, home-related, shopping and travel and leisure websites.  Partially offsetting this growth and primarily reflecting the continuing weakness in the automotive industry, our CPA and CPL revenues from automotive dealers declined $6.6 million during fiscal 2008 compared to the same period in the prior year. Such reduced advertising spending is consistent with the industry-wide downturn in the automotive sector. This industry has generally been in a downward cycle that began in the second half of 2006 and significantly deepened in the second half of 2008. We cannot predict how long this negative trend will continue, or when it will end or reverse; our prospects in this area are therefore unpredictable.

During the year ended December 31, 2008 our licensing revenues increased $6.3 million, or a 24.2% increase, as a result of the development of new client accounts and the sale of additional services to existing Autodata client accounts, and by organic growth from Jelsoft’s vBulletin software, which was acquired in June 2007.

Historically, our revenues have come from clients located in the United States. Sales denominated in non-U.S. currencies accounted for 12.4% of our revenues in the year ended December 31, 2007, and 17.9% of our revenues during the year ended December 31, 2008. The sales revenues we currently receive in non-U.S. currencies are generally denominated in Canadian dollars and British pound sterling. We receive a small portion of our revenues, which we believe to be an immaterial amount compared to our total revenues, from additional sources outside the United States through credit card and merchant account transactions through the Internet. In these transactions, non-U.S. currencies paid are automatically converted to U.S. dollars by credit card companies and other payment intermediaries.

Consumer Internet Revenues

Our Consumer Internet segment generates revenues through sales of online advertising in various monetization formats such as cost per lead (CPL), cost per thousand impressions (CPM), cost per click (CPC), cost per action (CPA) and flat fees. Under the CPL model, our advertiser customers pay for leads generated through our websites and accepted by the customer. Under the CPM format, advertisers pay a fee for displays of their graphical advertisements, typically at an incremental rate per thousand displays or "impressions." Under the CPC model, we earn revenues based on "click-throughs" on text-based links displayed on our websites, which occur when a user clicks on an advertiser's listing. We derive revenues on a CPC model through direct sales to advertisers, as well as through various third-party advertising networks, such as Google, Yahoo! and Tribal Fusion, for which we receive a negotiated percentage of their advertising revenues. Under the CPA format, we earn revenues for consumer transactions undertaken through our websites.

We vary our advertising formats based on consumer and advertiser preferences in a particular category and our ability to optimize revenue yields. For example, we sell display advertising directly to automotive manufacturers and home improvement advertisers on a CPC or CPM basis, and consumer auto and auto finance leads to auto dealers on a CPL basis. We typically invoice our advertisers for display ads and CPL products on a monthly basis after we have run the ads or delivered the leads. Our contracts with these advertisers are typically on a multiple-month basis and are cancelable on 60 days or less notice. Revenue from our shopping sites is typically generated on a CPA basis where we earn commissions as website users buy products online. We also sell classified listings for annual flat fees to hundreds of vacation rental property owners and managers and bed and breakfast owners. Advertisers typically pay flat fees by credit card, PayPal or similar online payment service, utilizing online "self serve" tools provided on the website. Some of these flat fees are automatically renewed utilizing payment information on file with us. Our policy is not to offer refunds for mid-term cancellation of advertisements sold on a flat-fee basis. As consumer and advertiser preferences continue to evolve, we expect that we will adjust our revenue sources and mix on our websites to address those changing needs and optimize our revenue yields.

Our advertiser base is highly diversified across our consumer categories. As of December 31, 2008, we had nearly 40,000 advertising customers in our Consumer Internet segment. We also utilize a variety of advertising networks and affiliate relationships to monetize our websites. As our website audiences continue to grow and diversify among our consumer categories, we expect that our sources of advertising revenues also will continue to grow and diversify.

Our Consumer Internet segment revenues represented approximately 71% and 69% of our total revenues in 2007 and 2008, respectively.

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

With the 2007 acquisition of Jelsoft, we also sell and license vBulletin Internet software to U.S. and international website owners. vBulletin revenues are primarily derived from software license purchases and leasing for a flat fee, as well as annual maintenance fees for customer support and software updates. Jelsoft received payments from more than 40,000 user community websites in 2008.

Our licensing segment revenues represented approximately 29% and 31% of our total revenues in 2007 and 2008, respectively.

Expenses

The largest component of our expenses is personnel. Personnel costs include salaries and benefits for our employees, commissions for our sales staff and stock-based compensation, which are categorized in our statements of operations based on each employee's principal function (i.e. Sales and Marketing, Technology or General and Administrative). Cost of revenues primarily consists of development costs, including personnel cost, related to the licensing business, marketing costs directly related to the fulfillment of specific customer advertising orders and costs of hosting our websites. Sales and marketing expenses include both personnel and online marketing costs. General and administrative expenses include personnel, audit, tax and legal fees, insurance and facilities costs.

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

Consumer Internet

•	Consumer Internet segment revenue is earned from online advertising sales on a cost per impression (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) or flat-fee basis.

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

•
Revenue from the display of text-based links to the websites of our advertisers is recognized on a CPC basis, and search advertising is recognized as "click-throughs" occur.  A "click-through" occurs when a user clicks on an advertiser's link.

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

•
Revenue from flat-fee, listings-based services are based on a customer's subscription to the service for up to twelve months and are recognized on a straight-line basis over the term of the subscription.

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

    Software-related revenue is accounted for in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," and interpretations thereof. Post-implementation development and enhancement services are not sold separately; the revenue and all related cost of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

Fees for stand-alone projects are fixed-bid and determined based on estimated effort and client billing rates since we can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer's previously licensed application.

Business Combinations

We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price includes the direct costs of the acquisition.  However, beginning in fiscal 2009, acquisition-related costs will be expensed as incurred, in accordance with Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”(SFAS 141(R)). Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable business assets acquired.

We have entered into earnout agreements which are contingent on the acquired business achieving agreed upon performance milestones. Earnout payments are not based on the seller's on-going service to the Company; when the seller does provide services following the acquisitions, the cost of the seller's services is recorded as compensation expense in the period the services were performed. We account for earnout consideration as an addition to goodwill in the period earned.  Beginning with fiscal 2009 acquisitions, in accordance with SFAS 141 (R), we will estimate the net present value of expected earnout payments and record such amount as an addition to goodwill and liability or equity, at the time of closing.  Subsequent changes of earnout projections are recorded on the statement of operations as other income or expense in the period of remeasurement.  If earnout projections are recorded as equity, then no subsequent remeasurement is required.

Goodwill, Intangible Assets and the Impairment of Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. In addition, we assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The December 31, 2008 consolidated balance sheet includes $203.8 million of goodwill, $24.6 million of intangible assets, net, and $11.5 million of fixed assets, net. Management updated its analysis of goodwill, intangible assets and long-lived assets as of December 31, 2008, and we determined that no impairment had occurred.

We have acquired many companies in each of the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Provision for Income Taxes and Deferred Income Tax Assets

Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Accounting standards require us to establish a valuation allowance for that portion of our deferred tax assets for which it is more likely than not that we will not receive a future benefit. In making this judgment, all available evidence is considered, some of which, particularly estimates of future profitability and income tax rates, are subjective in nature. Estimates of deferred income taxes are based on management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.  Our effective income tax (benefit) rates for the years ended December 31, 2008, 2007 and 2006 were 41.4%, 97.1% and  (304.9)%, respectively.

Seasonality

The automotive industry in which we provide consumer Internet products and services has historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. In 2008, we entered the online shopping category which has historically experienced relatively stronger sales in the fourth quarter.

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Year Ended December 31,
	2006	2007	2008

Revenues ……………………………………………………………………………	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenues ……………………………………………………………	23.9	27.4	23.0
Sales and marketing …………………………………………………………	22.4	23.4	20.6
Technology and product development …………………………………….	7.7	8.5	8.4
General and administrative ………………………………………………..	21.6	26.4	16.5
Depreciation and amortization of intangibles……………………………..	4.7	8.9	13.0
Total operating expenses …………………………………………………..	80.3	94.6	81.5
Operating income ………………………………………………………………	19.7	5.4	18.5
Investment and other income ……………………………………………….	7.4	6.7	0.5
Income from operations before income taxes ……………………………….	27.1	12.1	19.0
Provision (benefit) for income taxes ………………………………………….	(82.6)	11.8	7.8
Net income ……………………………………………………………………..	109.7	0.3	11.1

Years Ended December 31, 2006, 2007 and 2008

Total Revenues

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2006 vs. 2007		2007 vs. 2008
	2006	2007	2008	$	%	$	%
Revenues:
Consumer Internet ……….....	$67,752	$63,738	$71,564	$(4,014)	(5.9)%	$7,826	12.3%
Licensing …………………….	17,052	26,151	32,472	9,099	53.4%	6,321	24.2%
Total revenues ………………	$84,804	$89,889	$104,036	$5,085	6.0%	$14,147	15.7%

Total revenues increased $14.1 million, or 15.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.   The key factors influencing our growth were:

• the addition of websites that we owned, operated and grew, which offered new advertising opportunities to our existing advertisers and facilitated new advertising relationships;
• increased advertising sales on our websites as our Consumer Internet audiences grew;
• increased licensing revenues from our automotive licensing customer base; and
• increased licensing revenues from Jelsoft’s vBulletin software.

2008 vs. 2007

Our revenues in the Consumer Internet segment increased $7.8 million, or a 12.3% increase, during the year ended December 31, 2008 compared to the prior year. This increase was primarily a result of a $14.4 million increase in advertising revenues from our existing and acquired automotive enthusiast, careers, home-related, shopping and travel and leisure websites.  Partially offsetting this growth and primarily reflecting the continuing weakness in the automotive industry, our CPA and CPL revenues from automotive dealers declined $6.6 million during fiscal 2008 compared to the same period in the prior year.   Such reduced advertising spending is consistent with the industry-wide downturn in the automotive sector.

During the year ended December 31, 2008 our licensing revenues increased $6.3 million, or a 24.2% increase, a result of the development of new client accounts and the sale of additional services to existing Autodata client accounts, and organic growth from Jelsoft’s vBulletin software, which was acquired in June 2007.

2007 vs. 2006

Our revenues in the Consumer Internet segment decreased $4.0 million, or a 5.9% decrease, during the year ended December 31, 2007 compared to the prior year. This decrease was primarily a result of a $13.0 million decrease in automotive CPM, CPA and CPL revenues.  Partially offsetting this decline was a $9.0 million increase in advertising revenues from our existing and acquired automotive enthusiast, travel and home-related websites.

During the year ended December 31, 2007 our licensing revenues increased $9.1 million, or a 53.4% increase, reflecting primarily the successful development of new client accounts and the sale of additional services to existing clients at Autodata, and the inclusion of $2.2 million in revenue from our vBulletin licensing business which we acquired in June 2007.

Cost of Revenues
				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2006 vs. 2007		2007 vs. 2008
	2006	2007	2008	$	%	$	%
Cost of revenues………………………………….	$ 20,310	$ 24,626	$ 23,952	$ 4,316	21.3%	$ (674)	(2.7)%
Percentage of revenues………………………..	23.9%	27.4%	23.0%

2008 vs. 2007

Our total cost of revenues decreased $0.7 million, or 2.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease was primarily due to reduced variable marketing costs associated with our automotive CPL business in our Consumer Internet segment, partially offset by increased website management, hosting and maintenance costs from our growing number of websites.

2007 vs. 2006

    Our total cost of revenues increased $4.3 million, or 21.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily due to increased development costs related to our licensing segment and increased costs associated with website management and hosting of our growing number of websites.

Sales and Marketing Expenses

	Year Ended			Increase (decrease)		Increase (decrease)
	December 31,			2006 vs. 2007		2007 vs. 2008
	2006	2007	2008	$ %		$ %
Sales and marketing…………	$19,025	$21,026	$21,473	$2,001	10.5%	$447	2.1%
Percentage of revenues……	22.4%	23.4%	20.6%

2008 vs. 2007

Sales and marketing expenses increased $0.4 million or 2.1%, for the year ended December 31, 2008 over the prior year period; excluding the effect of the decline in the stock-based compensation expense, sales and marketing expenses increased $1.4 million, or 6.9% for the year ended December 31, 2008 over the prior year period. The increase was primarily due to additional headcount costs to maintain our growing number of websites.

2007 vs. 2006

Sales and marketing expenses increased $2.0 million or 10.5%, for the year ended December 31, 2007 over the prior year period; excluding the effect of the decline in the stock-based compensation expense, sales and marketing expenses increased $1.8 million, or 8.0% for the year ended December 31, 2007 over the prior year period. The increase was primarily due to additional headcount costs to maintain our growing number of websites, and was partially offset by a decline in online marketing costs.

Technology

	Year Ended			Increase (decrease)		Increase (decrease)
	December 31,			2006 vs. 2007		2007 vs. 2008
	2006	2007	2008	$ %		$ %
Technology	$6,516	$7,607	$8,683	$1,091	16.7%	$1,076	14.1%
Percentage of revenues	7.7%	8.5%	8.3%

2008 vs. 2007

Technology expenses increased $1.1 million, or 14.1%, for the year ended December 31, 2008 over the prior year period; excluding the effect of the decline in the stock-based compensation expense, technology expenses increased $1.2 million, or 17.1% for the year ended December 31, 2008 over the prior year period.  The increase was primarily due to additional support costs to maintain our growing number of websites.

2007 vs. 2006

Technology expenses increased $1.1 million, or 16.7%, for the year ended December 31, 2007 over the prior year period; excluding the effect of the decline in the stock-based compensation expense, technology expenses increased $0.9 million, or 13.8% for the year ended December 31, 2007 over the prior year period.  The increase was primarily due to additional support costs to maintain our growing number of websites.

General and Administrative Expenses

	Year Ended			Increase (decrease)		Increase (decrease)
	December 31,			2006 vs. 2007		2007 vs. 2008
	2006	2007	2008	$	%	$	%
General and administrative	$18,303	$23,745	$17,154	$5,442	29.7%	$(6,591)	(27.8)%
Percentage of revenues	21.6%	26.4%	16.5%

2008 vs. 2007

General and administrative expenses declined $6.6 million, or 27.8%, for the year ended December 31, 2008 over the prior year period; excluding the effect of the decline in the stock based compensation expense, general and administrative expenses increased $5.0 million, or 49.9% for the year ended December 31, 2008 over the prior year period.  Key factors causing this increase included higher bad debt expense, a result of increased operating and acquisition activities, particularly in the first and fourth quarters of 2008, increased legal, audit and professional fees and insurance related to our becoming a public company, higher banking fees due to an increased number of merchant accounts, and additional headcount costs to maintain our growing number of websites.

2007 vs. 2006

General and administrative expenses increased $5.4 million, or 29.7%, for the year ended December 31, 2007 over the prior year period; excluding the effect of the decline in the stock based compensation expense, general and administrative expenses increased $0.1 million, or 1.2% for the year ended December 31, 2007 over the prior year period.

Depreciation and Amortization Expenses of Intangibles

	Year Ended			Increase (decrease)		Increase (decrease)
	December 31,			2006 vs. 2007		2007 vs. 2008
	2006	2007	2008	$	%	$	%
Depreciation and amortization of intangibles	$3,952	$8,030	$13,554	$4,078	103.2%	$5,524	68.8%
Percentage of revenues	4.7%	8.9%	13.0%

    Depreciation and amortization expenses increased $5.5 million, or 68.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, and $4.1 million, or greater than 100%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, reflecting the increasing value of long-lived intangible assets acquired over the course of the two years.

Investment and Other Income

	Year Ended			Increase (decrease)		Increase (decrease)
	December 31,			2006 vs. 2007		2007 vs. 2008
	2006	2007	2008	$	%	$	%
Investment and other income	$6,287	$6,033	$497	$(254)	(4.0)%	$(5,536)	(91.8)%
Percentage of revenues	7.4%	6.7%	0.5%

2008 vs. 2007

Investment and other income declined $5.5 million, for the year ended December 31, 2008 over the prior year period primarily reflecting decreased investment income of $3.9 as we maintained lower average cash and investment balances due to our acquisitions during the past 12 months. Additionally, we incurred losses from foreign currency transactions of $1.2 million and impairment charges of $0.4 million related to one of our investments

2007 vs. 2006

Investment and other income decreased $0.3 million or 4.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of a $0.7 million decrease in investment income due to lower cash balances in 2007 compared to the prior period and an $0.6 million impairment of an investment held for resale, which was partially offset by a $1.1 million gain on foreign currency transactions reported by our foreign subsidiaries.

Provision (Benefit) for Income Taxes

	Year Ended			Increase (decrease)		Increase (decrease)
	December 31,			2006 vs. 2007		2007 vs. 2008
	2006	2007	2008	$	%	$	%
Provision (benefit) for income taxes	$(70,082)	$10,577	$8,158	$80,659	(115.1)%	$(2,419)	(22.9)%
Percentage of revenues	(82.6)%	11.8%	7.8%

The 2008 income tax provision reflects the application of our standard federal and state income tax rates to our pre-tax income, net of stock-based compensation expense, which represents the primary permanent book-to-tax difference, for the year ended December 31, 2008.

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

Segment Reporting

The following tables present summarized information by segment (in thousands):
		Year Ended December 31,
		2006	2007	2008
Consumer Internet
	Revenues	$67,752	$63,738	$71,564
	Investment and other income	6,287	6,441	805
	Depreciation and amortization	3,463	6,743	10,729
	Segment pre-tax income	19,174	5,508	11,066
	Provision for income tax	(70,335)	9,643	6,640
	Stock-based compensation	9,127	15,195	2,491
	Segment assets	323,080	328,227	344,070
Licensing
	Revenues	17,052	26,151	32,472
	Investment and other income (loss)	-	(408)	(308)
	Depreciation and amortization	489	1,287	2,825
	Segment pre-tax income	3,811	5,380	8,651
	Provision for income tax	253	934	1,518
	Stock-based compensation	-	-	-
	Segment assets	8,304	35,201	37,395
Total
	Revenues	84,804	89,889	104,036
	Investment and other income (loss)	6,287	6,033	497
	Depreciation and amortization	3,952	8,030	13,554
	Segment pre-tax income	22,985	10,888	19,717
	Provision for income tax	(70,082)	10,577	8,158
	Stock-based compensation	9,127	15,195	2,491
	Segment assets	331,384	363,428	381,465

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities, through the private sales of our Series A, B, C, and D convertible preferred stock and our Class A and Class B common stock, and net proceeds from our initial public offering of our Class A common stock. At December 31, 2008, we had $57.4 million in cash, cash equivalents and available-for-sale investments; these investments are comprised of government and debt securities.

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

 Operating Activities

We generated $34.3 million of net cash from operating activities for the year ended December 31, 2008 compared to $36.0 million and $31.3 million for the years ended December 31, 2007 and 2006 respectively. The significant components of cash flows from operating activities during the year ended December 31, 2008 were a net income of $11.6 million which is net of $2.5 million of non-cash stock-based compensation expense, $13.6 million in non-cash depreciation and amortization expense and a reduction of $5.6 million in our deferred income tax assets reflecting tax on our pre-tax income.  During this same period, we experienced a $463,000 decrease in the amounts collected from customers in advance of when we recognize revenue and a $105,000 net increase in cash related to cash management activities.

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

The significant components of cash flows from operating activity during the year ended December 31, 2006 were net income of $93.1 million which is net of $9.1 million in non-cash stock-based compensation expense, $4.0 million in non-cash depreciation and amortization expense, $512,000 increase in the non-cash allowance for doubtful accounts and a $71.0 million net benefit arising from the release of the majority of the valuation allowance against the deferred income tax asset. During this same period, a $786,000 increase in the amounts collected from customers in advance of when we recognize revenue was offset by a $4.4 million net reduction in cash related to cash management activities.

 Investing Activities

Cash used in investing activities during the year ended December 31, 2008 totaled $24.9 million and was primarily attributable to acquisitions, net of cash acquired and liabilities assumed, of $68.1 million and $8.1 million invested in property and equipment and capitalized website development costs, offset by net proceeds of available-for-sale investments. Cash used in investing activities during the year ended December 31, 2007 totaled $63.9 million and was primarily attributable to acquisitions, net of cash acquired and liabilities assumed, of $102.8 million and $4.4 million invested in property and equipment and capitalized website development costs, offset by net proceeds of available-for-sale investments. Cash used in investing activities during the year ended December 31, 2006 was $40.7 million.

Investments available for sale include government and debt securities.

Financing Activities

Cash provided by financing activities during the years ended December 31, 2008 totaled $1.3 million and was primarily due to issuance of common stock in connection with acquisitions, as well as proceeds from stock options exercised. Cash provided by financing activities during the years ended December 31, 2007 totaled $14.1 million and was primarily due to the proceeds of the initial public offering of our Class A common stock, net of expenses, and stock options exercised, including cash received from the repayment of stockholder notes. During the year ended December 31, 2006, cash provided by financing activities was $624,000.

Acquisition Activities

During 2008 we acquired 29 businesses for an aggregate purchase price of $62.6 net of cash acquired and liabilities assumed, including subsequent purchase price adjustments and earn-out adjustments.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of December 31, 2008.

	Payment due by period (In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	2,289	1,434	804	51	—

Total	2,289	1,434	804	51	—

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”(SFAS 141(R)), which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, we will adopt SFAS 141(R) as of January 1, 2009. Significant impacts may be realized on any future acquisition(s) by us as a result of the adoption of SFAS 141(R), such as expensing acquisition-related costs as incurred and recording the present value of the most probable earnouts for all future years at the time of acquisition as an addition to goodwill. Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. The amount of such impacts cannot be currently determined and will depend on the nature and terms of such acquisition(s).  We are currently establishing internal processes to ensure that we address the accounting implications of SFAS 141 (R) for any future acquisitions.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115," which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that items fair value in subsequent reporting periods must be recognized in current earnings. We adopted SFAS No. 159 effective January 1, 2008. As allowed by the standard, we did not elect the fair value option for the measurement of any eligible assets or liabilities. Therefore, the January 1, 2008 adoption did not have an impact on the Company.

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

Our exposure to fluctuations in foreign currency exchange rates also arises from the net working capital denominated in the functional currency of our foreign subsidiaries. When re-measured and translated into U.S. dollars, these net assets may have an impact on our operating results depending upon fluctuations in foreign currency exchange rates. The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. For the year ended December 31, 2008, the net working capital denominated in the functional currency of our foreign subsidiaries was less than 4% of our consolidated net working capital. For the year ended December 31, 2008, our total realized and unrealized gains due to fluctuations in foreign currencies, primarily Canadian dollars and British pound sterling, was less than 2% of our revenue. As exchange rates fluctuate, these foreign exchange results may vary and adversely or favorably impact our operating results. However, in light of the above, we believe that an unfavorable fluctuation of 10% in foreign currency rates would not have a material impact on our financial statements.

For the nine months ended September 30, 2008, we recognized foreign exchange gains and losses on the statement of operations for intercompany balances that were denominated in currencies other than the reporting currency.  In the fourth quarter of 2008, we determined that intercompany balances between the Company and its subsidiaries would not be settled in the foreseeable future; as a result, the foreign exchange gains and losses were recorded as part of the cumulative translation adjustment on the balance sheet.

Interest Rate Risk

As of December 31, 2008, we had cash and cash equivalents of $43.6 million, which consisted primarily of cash and U.S. government debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $13.7 million, which consisted primarily of highly liquid asset backed securities and corporate debt securities with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected when interest rates fall. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including U.S. government securities, money market funds and high-quality debt securities. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Internet Brands, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Internet Brands, Inc.
El Segundo, California

We have audited the accompanying consolidated balance sheets of Internet Brands, Inc. (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Brands, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Internet Brand Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

March 5, 2009

INTERNET BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2007	2008
ASSETS

Current assets
Cash and cash equivalents	$31,780	$43,648
Investments, available for sale	64,864	13,723
Accounts receivable, less allowances for doubtful accounts of $1,513 and $1,139 at December 31, 2008 and 2007, respectively
	15,470	16,353
Deferred income taxes	9,717	9,591
Prepaid expenses and other current assets	1,521	1,299
Total current assets	123,352	84,614

Property and equipment, net	7,575	11,460
Goodwill	150,863	203,806
Intangible assets, net	18,264	24,556
Deferred income taxes	61,714	56,262
Other assets	1,660	767

Total assets	$363,428	$381,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$14,038	$17,043
Deferred revenue	8,846	7,325
Total current liabilities	22,884	24,368

Commitments and Contingencies (Note 11)	-	-

Stockholders’ equity

Common stock, Class A, $.001 par value; 125,000,000 shares
authorized and 40,946,826 and 40,177,834 issued and outstanding
at December 31, 2008 and 2007, respectively	40	41

Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at December 31,
2008 and 2007, respectively	3	3

Additional paid-in capital	604,003	607,434
Accumulated deficit	(261,977)	(250,418)
Stockholder note receivable	(16)	-
Accumulated other comprehensive income (loss)	(1,509)	37
Total stockholders’ equity	340,544	357,097

Total liabilities and stockholders’ equity	$363,428	$381,465

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2007	2008
Revenues
Consumer Internet	$67,752	$63,738	$71,564
Licensing	17,052	26,151	32,472
Total revenues	84,804	89,889	104,036

Costs and operating expenses
Cost of revenues	20,310	24,626	23,952
Sales and marketing (1)	19,025	21,026	21,473
Technology (1)	6,516	7,607	8,683
General and administrative(1)	18,303	23,745	17,154
Depreciation and amortization of intangibles	3,952	8,030	13,554
Total costs and operating expenses	68,106	85,034	84,816

Income from operations	$16,698	$4,855	$19,220
Investment and other income (expense)	6,287	6,033	497
Income before income taxes	22,985	10,888	19,717
Provision for (benefit from) income taxes	(70,082)	10,577	8,158
Net income	93,067	311	11,559

Less undistributed oncome attributable to preferred shareholders	(54,279)

Net income attributable to common shareholders	$38,788	$311	$11,559

Basic net income per share attributable to common stockholders	$2.42	$0.01	$0.27
Diluted net income per share attributable to common stockholders	$2.01	$0.01	$0.26

Weighted average number of shares - Basic	16,021,300	39,722,233	43,028,230
Weighted average number of shares - Diluted	19,316,932	41,691,104	45,011,503

Pro Forma net income per share attributable to common shareholders:
Basic	$2.42
Diluted	$2.01

Stock-based compensation expense by function (1)
Sales and marketing	$667	$1,208	$292
Technology	97	302	130
General and administrative	8,363	13,685	2,069
	$9,127	$15,195	$2,491

* Operating expenses include stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), "Share-Based Payment" (SFAS 123(R)), which the Company adopted on January 1, 2006. See Note 9—"Accounting for Stock-Based Compensation" and Note 10 "—Stock Options and Warrants" for additional information.

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands, except share amounts)
	Series A-F		Class A		Class B		Class C
	Preferred Stock		Common Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	22,420,232	271,757	9,912,457	10	3,025,000	3	93,701	-

Exercise of stock options	-	-	362,432	-	-	-	4,551	-
Common stock issued for acquisitions	-	-	133,303	-	-	-	-	-
Repurchase of common stock	-	-	(82,500)	-	-	-	-	-
Exercise of warrants	-	-	5,000	-	-	-	-	-
Repayment of stockholders' note	-	-	-	-	-	-	-	-
Reclassification of deferred stock compensation upon adoption of SFAS 123(R)	-	-	-	-	-	-	-	-
Stock-based	-	-	-	-	-	-
compensation							-	-
Net income	-	-	-	-	-	-	-	-
Investments, fair value adjustment	-	-	-	-	-	-	-	-
Realized loss on investments	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-

Balance at December 31, 2006	22,420,232	$271,757	10,330,692	$10	3,025,000	3	$98,252	$-

Exercise of stock options	-	-	339,003	1	-	-	5,840	-
Rescissions of options exercised with notes receivable	-	-	(302,741)	(1)	-	-	-	-
Repurchase of stock from former employee	-	-	(58,835)	-	-	-	-	-
Collections on notes receivable	-	-	-	-	-	-	-	-
Exercise of warrant	-	-	1,042,985	1	-	-	-	-
Stock-based compensation under SFAS 123R	-	-	-	-	-	-	-	-
Option liability	-	-	-	-	-	-	-	-
Conversion upon IPO	(22,420,232)	(271,757)	26,089,913	27	-	-	(104,092)	-
Company shares sold through IPO	-	-	2,350,115	2	-	-	-	-
IPO related costs	-	-	-	-	-	-	-	-
Restricted stock grant	-	-	386,702	-	-	-	-	-
Comprehensive loss:
Net income	-	-	-	-	-	-	-	-
Adoption of FIN 48	-	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	-	-	-

Balance at December 31, 2007	-	$-	40,177,834	$40	3,025,000	$3	-	$-

Exercise of stock options	-	-	337,615	-	-	-	-	-
Rescissions of options exercised with notes receivable	-	-	(2,371)		-	-	-	-
Repurchase of stock from former employee	-	-	(12,500)	-	-	-	-	-
Stock surrendered to pay taxes…………	-	-	(30,626)	-	-	-	-	-
Stock issued for acquisition	-	-	125,000	-	-	-	-	-
Retirement of stocks returned	-	-	(11,702)	-	-	-	-	-
Stock-based compensation under SFAS 123R	-	-	-	-	-	-	-	-
Option liability	-	-	-	-	-	-	-	-
IPO related costs	-	-	-	-	-	-	-	-
Restricted stock grants	-	-	432,253	1	-	-	-	-
Restricted stock cancellations	-	-	(68,677)	-	-	-	-	-
Tax benefit from shortfall on restricted stocks	-	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-
Balance at December 31, 2008	-	$-	40,946,826	$41	3,025,000	$3	-	$-

See accompanying notes to consolidated financial statements.

	Class D Common Stock		Additional		Deferred	Stockholders'	Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stock Compensation	Notes Receivable	Comprehensive Income (loss)	Stockholders' Equity
Balance at December 31, 2005	3,565,589	4	297,173	(355,228)	(452)	(3,200)	(917)	209,150
							0
Exercise of stock options	-	-	113	-	-	-	-	113
Common stock issued for acquisitions	-	-	256	-	-	-	-	256
Repurchase of common stock	-	-	(181)	-	-	181	-	-
Exercise of warrants	-	-	3	-	-	-	-	3
Repayment of stockholders' note	-	-	-	-	-	252	-	252
Reclassification of deferred stock compensation upon adoption of SFAS 123(R)	-	-	(452)	-	452	-	-	-
Stock-based		-
compensation	-		9,127	-	-	-	-	9,127
Net income	-	-	-	93,067	-	-	-	93,067
Investments, fair value adjustment	-	-	-	-	-	-	255	255
Realized loss on investments	-	-	-	-	-	-	(12)	(12)
Foreign currency translation	-	-	-	-	-	-	(2)	(2)

Balance at December 31, 2006	3,565,589	$4	$306,039	$(262,161)	$-	$(2,767)	$(676)	$312,209

Exercise of stock options	-	-	544	-	-	-	-	545
Rescissions of options exercised with notes receivable	-	-	(2,412)	-	-	2,412	-	-
Repurchase of stock from former employee	-	-	(138)	-	-	-	-	(138)
Collections on notes receivable	-	-	-	-	-	339	-	339
Exercise of warrant	-	-	20	-	-	-	-	21
Stock-based compensation under SFAS 123R	-	-	15,195	-	-	-	-	15,195
Option liability	-	-	(275)	-	-	-	-	(275)
Conversion upon IPO	(3,565,589)	(4)	271,734	-	-	-	-	-
Company shares sold through IPO	-	-	18,799	-	-	-	-	18,801
IPO related costs	-	-	(5,504)	-	-	-	-	(5,504)
Restricted stock grant	-	-	-	-	-	-	-	-
Comprehensive loss:
Net income	-	-	-	311	-	-	-	311
Adoption of FIN 48	-	-	-	(127)	-	-	-	(127)
Other comprehensive income (loss)		-	-	-	-	-	(833)	(833)

Balance at December 31, 2007		$-	$604,003	$(261,977)	$-	$(16)	$(1,509)	$340,544

Exercise of stock options	-	-	506	-	-	-	-	506
Rescissions of options exercised with notes receivable	-	-	(16)	-	-	16	-	-
Repurchase of stock from former employee	-	-	(19)	-	-	-	-	(19)
Stock surrendered to pay taxes	-	-	-	-	-	-	-	-
Stock issued for acquisition	-	-	1,250	-	-	-	-	1,250
Retirement of stocks returned	-	-	(47)	-	-	-	-	(47)
Stock-based compensation under SFAS 123R	-	-	2,491	-	-	-	-	2,491
Option liability	-	-	(299)	-	-	-	-	(299)
IPO related costs	-	-	(175)					(175)
Restricted stock grants	-	-	-	-	-	-	-	1
Restricted stock cancellations	-	-	(199)	-	-	-	-	(199)
Tax benefit from shortfall on restricted stocks	-	-	(61)	-	-	-	-	(61)
Comprehensive income:
Net income	-	-	-	11,559	-	-	-	11,559
Other comprensive income	-	-	-	-	-	-	1,546	1,546
Balance at December 31, 2008	$ -	$-	$607,434	$(250,418)	$-	$-	$37	$357,097

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities
Net income …………………………………………………………………………………………	$93,067	$311	$11,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization…………………………………………………………………….	3,952	8,030	13,554
Provision for bad debts……………………………………………………………………………	512	320	1,581
Stock based compensation…………………………………………………………………………	9,127	15,195	2,491
Benefit from deferred income taxes………………………………………………………………	(71,018)	11,250	5,578
(Gain) loss on sale of property, plant and equipment……………………………………………….	(152)	8	59
Unrealized loss on investments………………………………………………………………….	-	(234)	(385)
Realized loss on sale of investments………………………………………………………	12	874	408
Amortization of premium on investments…………………………………………………………	(502)	(912)	(714)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable……………………………………………………………………………	(1,915)	674	(3,154)
Prepaid expenses and other current assets…………………………………………………..	(535)	686	214
Other assets………………………………………………………………………………………	(746)	698	(621)
Accounts payable and accrued expenses………………………………………………………	(1,247)	(1,559)	3,666
Deferred revenue………………………………………………………………………………….	786	707	(463)
Net cash provided by operating activities……………………………………………………………	31,341	36,048	33,773

Cash flows from investing activities
Purchases of property and equipment…………………………………………………………….	(1,549)	(2,192)	(2,499)
Capitalized internal use software costs……………………………………………………………..	(1,015)	(2,241)	(5,560)
Purchases of investments……………………………………………………………………………..	(65,288)	(69,959)	(85,747)
Proceeds from investments………………………………………………………………………….	43,966	113,249	137,020
Acquisitions, net of cash acquired…………………………………………………………………	(16,832)	(102,790)	(68,131)
Net cash used in investing activities………………………………………………………………….	(40,718)	(63,933)	(24,917)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of stock options………………………	372	13,863	1,498
Deferred initial public offering costs………………………………………………………………..	-	-	(176)
Repurchases of restricted common stock…………………………………………………………	-	(138)	(66)
Collections on stockholder notes receivable……………………………………………………….	252	339	-
Net cash provided by financing activities……………………………………………………………	624	14,064	1,256
Effect of exchange rate changes on cash and cash equivalents…………………………………….	(2)	1,940	1,756
Net increase (decrease) in cash and cash equivalents…………………………………………………………….	(8,755)	(11,881)	11,868

Cash and cash equivalents
Beginning of period…………………………………………………………………………………	52,416	43,661	31,780
End of period…………………………………………………………………………………………	$43,661	$31,780	$43,648

Supplemental schedule of non-cash consolidated cash flow information:
Adjustment to retained earnings related to the liability for uncertain tax positions……………..	$-	$126	$126
Notes receivable paid with exchange of common stock.....................................................................	$-	$2,412	$2,412
Cash paid for income taxes.....................................................................................................................	$463	$-	$-

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2006	2007	2008

Net income	$93,067	$311	$11,559
Foreign currency translation	(2)	(729)	1,399
Investments, fair value adjustment	255	(104)	147
Reclassification adjustment for losses on sales
of investments included in net income	(12)	-	-
Comprehensive income (loss)	$93,308	$(522)	$13,105

Accumulated comprehensive income (loss)	$(676)	$(1,509)	$37

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company —Internet Brands, Inc. (the "Company") is an internet media company that owns, operates and grows branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. The Company's network of websites attracts large audiences researching high-value or specialty products, enabling it to sell targeted advertising. The Company also offers certain services directly to consumers, such as new car brokering.

In addition, the Company licenses its content and Internet technology products and services to major companies and individual website owners around the world.

Initial Public Offering (IPO) —On November 16, 2007, a registration statement (Registration No. 333-144750) relating to the initial public offering of 6,000,000 shares of the Company's Class A common stock was declared effective by the Securities and Exchange Commission. The shares of Class A common stock registered under the registration statement were sold at a price to the public of $8.00 per share. 2,350,115 shares were sold by the Company, and 3,649,885 shares were sold by the selling stockholders identified in the registration statement. The offering closed on November 21, 2007.

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

The Company's revenues are derived from:

1. Consumer Internet
2. Licensing

Consumer Internet —Consumer Internet segment revenue is earned from online advertising sales and new car and auto-finance brokerage services on a cost per lead (CPL), cost per thousand impressions (CPM), cost per click (CPC), cost per action (CPA) and flat-fee basis.

•
The Company recognizes revenue from the display of graphical advertisements delivered on a CPM basis as impressions are delivered. An impression is delivered when an advertisement appears in pages viewed by users. Advertisements are billed on a flat-rate basis and revenue is recognized ratably over the contracted time period, which generally varies from one to twelve months. A reserve is calculated to accrue for the under-delivery of guaranteed minimum impressions and credits.

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

Licensing —The Company enters into contractual arrangements with customers to develop customized software and content products; revenue is earned from software licenses, content syndication, maintenance fees and consulting services. Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations on the part of the Company remain. The Company does not offer a right of return on these products.

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

Financial Instruments —The Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable from shareholders and accounts payable, are carried at historical cost. At December 31, 2008 and 2007, the fair values of these instruments approximated their carrying amounts because of the short-term nature of these instruments. Investments classified as available for sale are carried at fair value. Unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders' equity; other-than-temporary impairments in the value of these investments are accounted for as realized losses in the period in which they occur.

Concentration of Risk —Financial instruments that potentially subject the Company to significant concentration of risk consist primarily of cash, cash equivalents, investments and accounts receivable. Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash deposits in excess of the insured limit of the Federal Deposit Insurance Corporation (FDIC), or $250,000. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management's expectations. The Company generally does not require collateral from its customers. One customer accounted for greater than ten percent of the Company's net accounts receivable at December 31, 2008, of which more than 95% of the balance was collected during January and February 2009. No customer accounted for more than ten percent of the Company's revenue for the years ended December 31, 2008, 2007 and 2006.

Cash and Cash Equivalents —Cash and cash equivalents consist of cash on hand and highly-liquid investments with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts-Accounts receivables are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical write-off experience and customer economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered.

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

The Company evaluates its marketable securities periodically for possible other-than-temporary impairment and reviews factors such as length of time and extent to which fair value has been below cost basis and the Company's intent and ability to hold the marketable security for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for securities is determined based on quoted market prices as of the valuation date as available, with the exception of one impaired asset where valuation is based on estimated fair market value.  The estimated fair value of the impaired asset represents approximately 6% of total investments available for sale.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. In February 2008, the Financial Accounting Standards Board or FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities
•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The adoption of this statement with respect to the Company’s financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with SFAS No. 157, the following table represents the fair value hierarchy for the Company’s financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Description	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$43,648	-	-	$43,648
Short term available-for-sale investments	717	12,182	824	13,723

Total	$44,365	$12,182	$824	$57,371

For the year ended December 31, 2008, the Company recorded a $0.4 million other-than-temporary impairment of its level 3 investment. The Company reviews periodic reports of an outside valuation firm to monitor its level 3 investment and engages in discussions with representatives of this firm, as needed, as inputs in determining the fair value of this investments and making its assessment of its value. The Company also received returns of principal and interest of  $0.3 million in relation to its level 3 investment during the year ended December 31, 2008. During the year-ended December 31, 2007, the Company recognized a $0.6 million loss from an other-than-temporary impairment relating to this one investment.   For the years ended December 31, 2008 and 2007, unrealized gains and losses on available-for-sale securities were not material.

Property and Equipment —Property and equipment are stated at cost, less accumulated depreciation using the straight-line method over the following estimated useful lives of the assets:

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

Impairment of Long-Lived Assets —The Company reviews long-lived assets to be held and used, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated discounted future cash flows directly associated with the asset are compared to the asset's carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment write-down would be recorded to reduce the asset to its estimated fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until the date of disposal.

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

The Company has adopted the provisions of EITF 00-2 “Accounting for Web Site Development Costs,” (EITF 00-2) in accounting for internal use website software development costs. EITF 00-2 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized pursuant to SOP 98-1.

During the years ended December 31, 2008 and 2007, the Company capitalized certain internal use software and website development costs totaling approximately $6.6 million and $2.2 million, respectively. These are expensed using the straight-line method over their estimated useful life of three years and included in property and equipment, net of accumulated depreciation. For the years ended December 31, 2008, 2007 and 2006, amortization expense was approximately $1.9 million, $1.4 million and $1.3 million, respectively.

Proprietary Software Development Costs —In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended)," the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design.

During the years ended December 31, 2008 and 2007, the Company capitalized certain proprietary software development costs totaling $1.0 million and $0.7 million, respectively. These costs are recognized ratably over the term of the license to the customer, commencing at the time the specifications or the working model has been accepted by the client. For the years ended December 31, 2008, 2007 and 2006, the expense was approximately $0.9 million, $0.8 million, and $72,000, respectively.

Buisness Combinations - The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company does not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies between the acquired businesses and the Company and the acquired intellectual property. Identifiable intangible assets with finite lives are amortized over their useful lives. See note 4. “Acquisitions.” The results of operations of the acquired businesses were included in the company’s Consolidated Financial Statements from the respective dates of acquisition.

Goodwill —Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for as a purchase. Goodwill is carried at cost. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) goodwill is not amortized but is periodically evaluated for impairment. SFAS No. 142 requires a two-step process for evaluating whether goodwill has been impaired. Impairment is the condition that exists when the carrying amount of goodwill exceeds its fair value. The Company evaluates goodwill annually for its two reporting business units, or more frequently if circumstances indicate impairment may have occurred.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the Company's reporting units with their carrying values. If their fair values exceed their carrying values, goodwill is not impaired. If the reporting unit's carrying value exceeds its fair value, the Company compares the fair value of the goodwill with the carrying value of the goodwill. If the carrying value of goodwill for the Company exceeds the fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess. No impairment loss was recorded for the years ended December 31, 2008, 2007 and 2006.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, by reporting segment are as follows (in thousands):

		Consumer
Balance at	Licensing	Internet	Total

December 31, 2006 …………………………………………	$2,596	$62,055	$64,651
Additional investment ………………………………………	15,766	70,522	86,288
Purchase price allocation adjustment for goodwill (1) …..	-	(76)	(76)

December 31, 2007 …………………………………………..	18,362	132,501	150,863
Additional investment ……………………………………….	503	52,440	52,943
December 31, 2008 ……………………………………………….	$18,865	$184,941	$203,806

(1) In connection with certain of its business acquisitions, the Company recorded a valuation allowance as certain acquired deferred tax assets did not meet the more-likely-than-not criteria to be recognized under SFAS No. 109 “Accounting for Income Taxes” (SFAS 109). The impact of recording this valuation allowance in purchase accounting is an increase to the amount of goodwill initially recorded. During the year ended December 31, 2007, upon meeting the more-likely-than-not recognition criteria under SFAS 109, the Company reversed a portion of this valuation allowance and recognized a reduction of goodwill.

The Company has acquired companies in each of the last few years and its current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Intangible Assets —Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company's acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the years ended December 31, 2008, 2007 and 2006. The balances consist of the following (in thousands):

	As of December 31, 2008
	Average	Gross
	Estimated	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount

Acquired technology ………………………	4	4,579	(2,234)	2,345
Customer relationships …………………….	5	10,043	(4,077)	5,966
Content …………………………………	3	9,357	(3,820)	5,537
Domain name …………………………….	5	17,690	(6,982)	10,708
Total …………………………………….		$41,699	$(17,113)	$24,556

	As of December 31, 2007
	Average	Gross
	Estimated	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount

Acquired technology ………………………	4	3,880	(664)	3,216
Customer relationships …………………….	5	4,500	(1,642)	2,858
Content …………………………………	3	6,780	(1,450)	5,330
Domain name …………………………….	5	11,735	(4,875)	6,860
Total …………………………………….		$26,895	$(8,631)	$18,264

    The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

Years Ending December 31, 2008

2009…………………………………………………………….	$9,199
2010…………………………………………………………….	7,081
2011………………………………………………………….....	4,645
2012…………………………………………………………….	2,064
2013…………………………………………………………….	1,193
Thereafter……………………………………………………….	374
$24,556

Depreciation and Amortization —Depreciation and amortization includes the depreciation expense of property plant and equipment on a straight line basis over the useful life of assets, and the amortization expense of (1) leasehold improvements over their remaining useful life or the lease period, whichever is shorter, (2) internal use software development costs over their estimated useful life and (3) intangible assets reflecting the period and pattern in which economic benefits are used up.

Cost of Revenues —Cost of revenues includes marketing costs to fulfill specific customer advertising orders, the direct development costs of licensing revenues and costs of hosting websites.

Sales and Marketing —Sales and marketing expenses include online marketing and advertising costs, sales promotion, compensation and benefit costs related to the Company's sales and sales support staffs, and the direct expenses associated with the Company's sales force. The Company recognizes advertising expense at the time the advertisement is first published.

Technology and Product Development —Technology and product development expenses include costs incurred by the Company to enhance, manage, support, monitor and operate the Company's websites and related technologies and to operate the Company's internal technology infrastructure.

General and Administrative —General and administrative expenses include compensation, benefits, office expenses, and other expenses for executive, finance, legal, business development and other corporate and support-functions personnel. General and administrative expenses also include fees for professional services, insurance, business licenses, and provisions for doubtful accounts.

Stock-Based Compensation and Stock-Based Charges —Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payments" (SFAS 123(R)) using the prospective approach and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under the prospective approach, the Company recognizes stock-based compensation expense for only those awards that are granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized to expense over the employee's requisite service period (the vesting period, generally four years), which the Company has elected to amortize on a straight-line basis.

The Company was previously accounting for its stock options under the minimum value method and adopted SFAS 123(R) prospectively. The Company began its SFAS 123(R) accounting with a historical pool of windfall tax benefits of zero at January 1, 2006. Beginning in January 2006, the Company began tracking options on an individual basis to determine the on-going APIC pool, which is the pool that arises when the tax deduction for a share-based payment award is greater than the cumulative compensation expense computed using a fair-value-based measure reported in the financial statements.

The Company has a net operating loss carry-forward as of December 31, 2008, and no excess tax benefits for the tax deductions related to share-based awards that were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2008, 2007 or 2006.

Operating Leases —The Company leases office space and data centers under operating lease agreements with original lease periods up to 8 years. Certain of the lease agreements contain rent escalation provisions which are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for the purposes of recognizing lease expense on a straight-line basis over the term of the lease.

Income Taxes —The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company measures tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007, and recognized a $0.5 million increase to the liability for uncertain tax positions, $0.1 million of which was charged to the opening balance of retained earnings. Therefore, as of the date of adoption, the Company's unrecognized tax benefits totaled $0.4 million, all of which, if recognized would not effect the Company's effective tax rate. During the years ended December 31, 2008, a reduction of $0.3 million was made to the Company's uncertain tax benefits due to the expiration of certain positions. The Company  recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company expects a significant decrease to its unrecognized tax benefits within 12 months of this reporting date.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits:
Balance at January 1, 2008	$351
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(271)
Settlements	-
Balance at December 31, 2008	$80

The Company is subject to U.S. federal and state income tax. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under examination by the Internal Revenue Service. The Company is currently under examination by jurisdictions that are not material to the financial statements.

Earnings Per Share —Basic earnings per share, or EPS, is calculated in accordance with SFAS No. 128, "Earnings per Share," and EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under SFAS No. 128, "Earnings Per Share," and is calculated using the weighted average number of common shares outstanding during each period.

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

The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. Further, for the years ended December 31, 2005 and 2006 as the Company's preferred stockholders had the right to participate, on a one-for-one basis, in any dividend declared on the Company's common stock, our basic and diluted EPS were computed using the two-class method, under which the Company's undistributed earnings are allocated among the common and preferred shareholders.

The computation of EPS is as follows (amounts in thousands, except share and per share data):

	Year ended December 31,
	2006	2007	2008
Numerator—basic and diluted:
Net income …........…	$93,067	$311	$11,559
Undistributed income attributable to preferred stockholders ………	(54,279)	-	-
Net income attributable to common stockholders …………………	$38,788	$311	$11,559

Denominator:
Weighted-average common shares	16,973,124	40,090,513	43,726,178
Weighted-average unvested restricted stock subject to repurchase	(951,824)	(368,280)	(697,948)

Denominator for basic calculation …………..	16,021,300	39,722,233	43,028,230
Weighted-average effect of dilutive securities:
Employee stock options...............	1,305,746	1,600,591	1,285,325
Warrants..........................................	1,038,062	-	-
Unvested restricted stock subject to repurchase....................	951,824	368,280	697,948
Denominator for diluted calculation ………….	19,316,932	41,691,104	45,011,503

Net income per share—basic ………………….	$2.42	$0.01	$0.27
Net income per share-Diluted	$2.01	$0.01	$0.26

The computations of diluted net income applicable to common shareholders exclude preferred stock, warrants and common stock options which were anti-dilutive. Shares excluded from the computations of diluted net income applicable to common shareholders amounted to 1,409,704, 2,144,094 and 26,588,765 for the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income —Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. For the years ended December 31, 2008, 2007 and 2006, the Company's comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments. The tax effect of the translation adjustments was not significant.

Foreign Currency —The financial position and results of operations of the Company's Canadian and British subsidiaries are measured using the Canadian Dollar and Pound Sterling as the functional currencies, respectively. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as foreign currency translation adjustment, a component of other comprehensive income (loss).

During the first three quarters of 2008, the Company recognized foreign exchange gains and losses on the statement of operations for intercompany balances that were denominated in currencies other than the reporting currency.  For the nine months ended September 30, 2008, the Company charged $1.1 million to its income statement. In the fourth quarter of 2008, the Company determined that intercompany balances between the Company and its subsidiaries would not be settled in the foreseeable future; as a result, the foreign exchange gains and losses were recorded as part of cumulative translation adjustment on the balance sheet.

Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations in accordance with SFAS No. 52, "Foreign Currency Translation." During the year ended December 31, 2008 the Company recognized a $1.2 million loss on currency transactions. For the years ended December 31, 2007 and 2006, the Company's foreign currency transaction gains were $1.1 million and $47,000, respectively.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”(SFAS 141(R)), which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. Accordingly, the Company will adopt SFAS 141(R) as of January 1, 2009. Significant impacts may be realized on any future acquisition(s) by the Company as a result of the adoption of SFAS 141(R), such as expensing acquisition-related costs as incurred and recording the present value of the most probable earnouts for all future years at the time of acquisition as an addition to goodwill. Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. The amount of such impacts cannot be currently determined and will depend on the nature and terms of such acquisition(s).  The Company is currently establishing internal processes to ensure that it addresses the accounting implications of SFAS 141 (R) for any future acquisitions.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115," which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS No. 159 effective January 1, 2008. As allowed by the standard, the Company did not elect the fair value option for the measurement of any eligible assets or liabilities. Therefore, the January 1, 2008 adoption did not have an impact on the Company.

In December 2007, the FASB issued SFAS 160 "Non-controlling Interest in Consolidated Financial Statements" an amendment of ARB No. 51. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 has the same scope as and is intended to enhance the current disclosure framework of FASB Statement No. 133. FASB Statement No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage, disclosing the fair values of the derivative instruments and their gains and losses in a tabular format, as well as disclosing information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect implementation of SFAS No. 161 to have a material impact on its financial statements.

4. ACQUISITIONS

The Company uses the purchase method of accounting and the results of the acquired businesses are included in the income statement since the date of acquisition. The purchase price includes the direct costs of the acquisition. Amounts allocated to intangible assets are amortized over their estimated useful lives of between three to nine years; no amounts have been allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable assets of businesses acquired; all goodwill acquired in 2008 and all but $27.9 million acquired in 2007, respectively, is deductible for income tax purposes. The Company has entered into earnout agreements that are contingent on the acquired business achieving agreed upon performance milestones. The Company accounts for earnout consideration paid as an addition to goodwill in the period earned (see Note 13 for further discussion).

Acquisitions Completed in 2008 —During the year ended December 31, 2008, the Company completed twenty-nine acquisitions in the Consumer Internet segment for a total aggregate purchase price of $62.6 million. The acquisitions were designed to extend and further diversify the Company's audiences and advertising base. Goodwill recognized in those transactions amounted to $47.6 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $15.0 million and will be amortized over a weighted-average period of 4.2 years.

2008
( in thousands)
Goodwill…………………………………………………………….............	$47,600
Amortizable intangible assets:……………………………………………
Acquired technology……………………………………….……..	348
Customer relationships…………………………………………….	5,496
Content…………………………………………………………..….	2,736
Domain names and trademarks…………………………………….	6,458
Total assets acquired……………………………………………………….	62,638
Cash acquired……………………………………………………….	-
Liabilities assumed……………………………………………………….	-
Total……………………………………………………….	$62,638

Acquisitions Completed in 2007 —During the year ended December 31, 2007, the Company completed forty-five acquisitions in the Consumer Internet segment and one acquisition in the Licensing segment for a total aggregate purchase price of $99.2 million. The acquisitions were designed to extend and further diversify the Company's audiences and advertising base. Goodwill recognized in those transactions amounted to $85.1 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $16.6 million and will be amortized over a weighted-average period of 3.75 years.

2007
Goodwill…………………………………………………………….........................	$85,125
Amortizable intangible assets:……………………………………………………
Acquired technology………………………………………………………….......	3,410
Customer relationships…………………………………………………………….	3,200
Content……………………………………………………………...........................	6,580
Domain names and trademarks………………………………………………..….	3,405
Total assets acquired………………………………………………………...........	101,720
Cash acquired……………………………………………………….......................	2,168
Liabilities assumed………………………………………………………...............	(4,653)
Total………………………………………………………......................................	$99,235

Pro Forma Results --The acquisitions we consummated in 2008 are not material individually; however, in aggregate they represent a material portion of our net income and assets. The unaudited pro forma results presented below include the effect of these acquisitions as if they were consummated as of January 1, 2007. The pro forma results include the amortization expense associated with the estimated value of the acquired intangible assets and the interest expense for the cash used to fund these acquisitions. However, the pro forma results do not include the effect of anticipated synergies which typically drive the growth in revenue and earnings that arise once these acquisitions have been moved onto our operating platform.

The unaudited pro forma financial information below is not necessarily indicative of either future results of operations nor of results that might have been achieved had the acquisitions been consummated as of January 1, 2007 (in thousands):

	Year Ended
	December 31,
	2008	2007
Revenue	$108,528	$ 97,042
Income from operations	21,246	10,220
Net income	12,917	4,060
Basic net income per share	$0.30	$ 0.10
Diluted net income per share	$0.29	$ 0.10
*The 2007 aquisitions were not material either individually or in the aggregate and therefore, no pro forma information is included.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment is recorded at cost and consists of the following (in thousands):

	Years ended December 31,
	2007	2008
Computer equipment and purchased software ………	$19,431	$17,940
Capitalized website development costs ………………	15,488	22,113
Furniture and equipment ……………………………..	2,707	2,648
Leasehold improvements ………………………………	4,049	3,821
	41,675	46,522
Less accumulated depreciation and amortization ……..	(34,100)	(35,062)

Total property and equipment, net …………………..	$7,575	$11,460

The Company recorded $2.9 million, $3.1 million and $2.7 million of depreciation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

6. INVESTMENTS

The Company's investment portfolio consists of government and high-quality corporate debt securities. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected when interest rates fall. The longer the term of the securities, the more susceptible they are to changes in interest rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time sufficient to recover the initial cost of the investment. The Company expects to realize the full book value of all of its investments.

The following table summarizes the investments in available-for-sale securities as of December 31, 2008 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government and agency securities	$3,689	$38	$(1)	$3,726
Corporate debt securities	6,705	67	(213)	6,559
Asset backed securities	2,745	-	(24)	2,721
Equity securities	642	75	-	717

Total investments in available-for-sale securities	$13,781	$180	$(238)	$13,723

Contractual maturity dates for investments in bonds and notes:
Less than one year				$10,050
One to five years				3,673
				$13,723

The following table summarizes the investments in available-for-sale securities as of December 31, 2007 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market securities	$7	$-	$-	$7
Government and agency securities	23,464	-	(8)	23,456
Corporate debt securities	27,400	11	(52)	27,359
Commercial paper	13,978	65	(1)	14,042

Total investments in available-for-sale securities	$64,849	$76	$(61)	$64,864

Contractual maturity dates for investments in bonds and notes:
Less than one year				$46,234
One to five years				18,630
				$64,864

During the years ended December 31, 2008 and 2007, the Company determined that an other-than-temporary impairment to the fair market value of a certain investment held as available-for-sale had occurred. As a result, the value of the investment was written down by $0.4 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively, and was accounted for as realized loss in the corresponding periods.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	Years ended December 31,
	2007	2008
Accounts payable …………………………………	$5,422	$3,657
Accrued payroll and benefits ……………………	2,123	2,444
Deferred rent ………………………………………	1,501	925
Accrued marketing costs ……………………………	2,716	2,327
Accrued earnouts…………………………………	-	4,094
Accrued professional fees…………………………………	397	1,153
Other accrued expenses ………………………….	1,879	2,443
	$14,038	$17,043

8. INCOME TAXES

    The provision (benefit) for income taxes was as follows for the years ended December 31 (in thousands):

	2006	2007	2008
Current:
Federal ………………………….	$ 497	$ 460	$ (874)
Foreign ………………………………	197	934	1,390
State ………………………………	242	620	2,398

	936	2,014	2,914

Deferred:
Federal ……………………………..	(63,830)	6,686	6,029
State ……………………………..	(7,188)	1,877	(785)

	(71,018)	8,563	5,244

Provision (benefit) for income tax ……	$ (70,082)	$ 10,577	$ 8,158

    Income taxes have been based on the following components of pre-tax income (in thousands):

	Years ended December 31,
	2006	2007	2008

Domestic …………………………	$19,174	$3,899	$13,296
Foreign …………………….……..	3,811	6,989	6,421
	$22,985	$10,888	$19,717

    A reconciliation of the statutory federal rate and the effective rate, for operations, is as follows (in thousands, except for percentages):

	Years ended December 31,
	2006		2007		2008
Tax computed at federal statutory rates …………	$8,104	35.0%	$3,810	35.0%	$6,903	35.0%
State tax, net of federal tax benefit …………….	1,065	4.6%	610	5.6%	1,033	5.2%
Permanent items …………………………………	23	0.2%	30	0.3%	220	1.1%
Other ……………………………………...………	378	0.7%	1	0.0%	(302)	(1.5)%
Foreign ……………………………………………	128	1.5%	-	-	-	-
Stock-based compensation ……………………..	1,850	29.1%	5,937	54.4%	-	-
Valuation allowance allocated to reduce goodwill	11,666	4.0%	-	-	-	-
Change in valuation allowance ……...………….	(93,296)	(64.6)%	189	1.8%	304	1.6%

Provision (benefit) for income taxes……………..	$(70,082)	(10.5)%	$10,577	97.1%	$8,158	41.4%

    The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at December 31, (in thousands):
	December 31,
	2007	2008
Amortization …………………………………………………….	$574	$1,608
Allowance for doubtful accounts ………………………….......	451	541
Taxes credit carryovers ……………………………………........	2,586	3,616
Stock-based compensation ………………………………….......	4,010	4,367
Deferred revenue ……………………………………………….....	987	2,901
Depreciation …………………………………………………..........	957	1,547
Reserves and accrued expenses ……………………………….....	2,699	931
Net operating loss carry-forwards …………………………........	69,015	58,630

Total deferred tax assets …………………………………...........	81,279	76,004
Less: valuation allowance …………………………………….....	(9,848)	(8,288)

Net deferred tax assets ………………………………………	$71,431	$65,853

Reported as:
Current deferred tax assets …………………………….	$9,717	$9,591
Long-term deferred tax assets ……………………….	61,714	56,262

Net deferred tax assets ………………………………………….	$71,431	$65,853

A valuation allowance of $8.3 million and $9.8 million at December 31, 2008 and 2007, respectively, has been recorded against deferred tax assets as the Company was unable to conclude that it is more likely than not that such deferred tax assets will be realized.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards of $152.8 million and $98.3 million respectively. If not used, the federal and state net operating losses carryforwards will begin expiring in 2019 and 2009, respectively. As of December 31, 2008, the Company had foreign tax credits of approximately $2.3 million that will expire in 2018. At December 31, 2008, the Company has federal and state alternative minimum tax, or AMT, credit carryforwards of approximately $1.1 million and $0.4 million, respectively. The federal and state AMT credit carryforwards do not expire.

Utilization of net operating losses carryforwards, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating loss (NOL) carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities. Currently, the Company is not under examination by any taxing authorities. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets.

All of the state net operating losses were not available for utilization for the year ended December 31, 2008.  For taxable years beginning in 2008 and 2009, California has suspended the NOL carryover deduction.  The net operating losses may be carried over during the suspension period.

At December 31, 2008, the Company had net deferred tax assets of $65.9 million. A significant component of the Company's deferred tax assets are federal and state tax NOL carryforwards and credit carryforwards. The future utilization of the Company's NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

 9. ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-Based Compensation Expense —Under the provisions of SFAS 123(R), the Company recorded approximately $2.5 million and $15.2 million of stock-based compensation expense in its Statement of Operations for the years ended December 31, 2008 and 2007 respectively. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123(R).

The Company has a net operating loss carry-forward as of December 31, 2008, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2008 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Valuation and Amortization Method —The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach. This fair value is then amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

Expected Term —The expected term of the Company's stock-based awards represents the period that the Company's stock-based awards are expected to be outstanding and is determined based on the simplified method permitted under SAB 107, since the Company does not have adequate history of exercises of its stock-based awards.

Expected Volatility— The Company estimates its volatility factor by using the historical average volatility, over a period equal to the expected term, of comparable companies since it does not have adequate stock price history of its own stock to determine volatility.

Expected Dividend —The Black-Scholes valuation model calls for a single expected dividend yield as an input. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends in the future.

Risk-Free Interest Rate —The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company's stock-based awards does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available maturities.

Estimated Forfeitures —When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. As stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience. During the years ended prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Fair Value —The fair value of the Company's stock options granted to employees and non-employee directors for the years ended December 31, 2007 and 2008 was estimated using the following assumptions:

	2007	2008
Range of risk-free interest rate	4.3%-4.9%	2.1%-3.2%
Expected term (years)	6.2	6.2
Dividend yield	0.0%	0.0%
Weighted-average expected volatility	37.8%	42.0%

10. STOCK OPTIONS AND WARRANTS

Stock Option Plans —The Company has adopted three equity plans referred to as 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan.

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

At December 31, 2008 and 2007, zero shares were available for future grants under the 1998 Stock Plan.

The following table summarizes activity under the 1998 Stock Plan:

		Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Number of Shares

Options outstanding at December 31, 2006	2,408,164	$2.36
Vested and exercisable at December 31, 2006	1,239,147	$1.56
Granted	770,481	$6.39
Exercised	(339,000)	$1.57
Forfeited/expired	(169,883)	$3.68

Options outstanding at December 31, 2007	2,669,762	$3.54	7.13	$9,317,469
Vested and exercisable at December 31, 2007	1,395,864	$2.27
Granted	-	-
Exercised	(330,958)	$1.51
Forfeited/expired	(128,626)	$7.05
Options outstanding at December 31, 2008	2,210,178	$3.63	6.65	$4,840,290

Vested and exercisable at December 31, 2008	1,477,358	$2.86	6.15	$4,372,980

There were no options granted during 2008 from the 1998 Stock Plan.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the years ended December 31, 2008, 2007and 2006, the total intrinsic value of options exercised was $2.0 million, $1.9 million and $1.4 million, respectively. In determining the intrinsic value of stock options exercised, the Company established the exercise price based on the fair value of the Company's stock at the date of grant as determined by the Board. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value price of the Company's common stock.

Additional information with respect to outstanding options under the 1998 Stock Plan as of December 31, 2008 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.50-$3.00		594,569	4.6	$1.28	554,729	$1.21
$3.30-$4.00		1,037,628	6.9	$3.51	754,344	$3.49
$4.70-$6.70		369,983	8.2	$4.86	141,536	$4.86
$7.90-$9.50		207,998	8.5	$8.80	26,749	$8.38
	Totals	2,210,178	6.6	$3.63	1,477,358	$2.86

At December 31, 2008 the net compensation cost related to unvested options awarded under the 1998 Stock Plan was $1.0 million.

The Company's 2000 Stock Plan (the 2000 Stock Plan) provides for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 2000 Stock Plan. Options granted generally begin vesting over a four-year period. Additional options granted to employees previously holding options under either the 1998 Stock Plan or the 2000 Stock Plan vest quarterly over four years. Options generally expire ten years from the date of grant. At December 31, 2008, no shares were available for future grants under the 2000 Stock Plan.

The following table summarizes activity under the 2000 Stock Plan:

		Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Number of Shares

Options outstanding at December 31, 2006	197,292	$0.88
Vested and exercisable at December 31, 2006	168,509	$0.80
Granted	7,000	$4.70
Exercised	(5,840)	$1.77
Forfeited/expired	(6,910)	$4.00

Options outstanding at December 31, 2007	191,542	$0.88	4.38	$1,178,411
Vested and exercisable at December 31, 2007	170,892	$0.78
Granted	-	-
Exercised	(6,657)	$0.88
Forfeited/expired	-	-
Options outstanding at December 31, 2008	184,885	$0.88	3.43	$913,241

Vested and exercisable at December 31, 2008	179,635	$0.77	3.29	$907,361

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised was $35,000, 31,000 and $18,000, respectively. In determining the intrinsic value of stock options exercised, the Company established the exercise price based on the fair value of the Company's stock at the date of grant as determined by the Board. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock.

Additional information with respect to outstanding options under the 2000 Stock Plan as of December 31, 2008 is as follows:

		Options Outstanding			Options Exercisable
Exercise Prices		Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.50		150,587	4.32	$0.50	150,587	$0.50
$2.00		27,298	1.97	$2.00	27,298	$2.00
$4.70		7,000	8.97	$4.70	1,750	$4.70
	Totals	184,885	3.43	$0.88	179,635	$0.77
At December 31, 2008 the net compensation cost related to unvested options awarded under the 2000 Stock Plan was $6,000.

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

At December 31, 2008, 1,147,037 shares were available for future grants under the 2007 Equity Plan.

The following table summarizes activity under the 2007 Stock Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	16,750	$9.70
Granted	-	$-
Exercised	-	$-
Forfeited/expired	-	$-

Options outstanding at December 31, 2007	16,750	$9.70	9.5
Vested and exercisable at December 31, 2007	-	$-
Granted	169,500	$7.01
Exercised	-	$-
Forfeited/expired	(27,000)	$8.19
Options outstanding at December 31, 2008	159,250	$7.10	9.5

Vested and exercisable at December 31, 2008	14,625	$7.11	9.6

	Number of Shares	Approximate Price at Grant Date	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Restricted shares granted at December 31, 2006	386,702	$9.70
Granted	-	$-
Exercised	-	$-
Forfeited/expired	-	$-

Restricted shares outstanding at December 31, 2007	386,702	$9.70	9.5	$ 2,718,515
Vested and exercisable at December 31, 2007	-	$-
Granted	432,253	$7.54
Exercised	(107,945)	$5.99
Forfeited/expired	(68,677)	8.97
Restricted shares outstanding at December 31, 2008	642,333	$8.33	9.1	$3,738,378

Vested and exercisable at December 31, 2008	-	$-	-	$-

Additional information with respect to outstanding options under the 2007 Stock Plan as of December 31, 2008 is as follows:

		Options Outstanding			Options Exercisable
Exercise Prices		Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$6.35		32,125	9.6	$6.35	-	$-
$6.50		6,000	9.4	$6.50	-	$-
$6.68		5,000	9.6	$6.68	-	$-
$6.87		12,000	9.4	$6.87	-	$-
$6.99		70,000	9.7	$6.99	14,000	$6.99
$7.97		28,375	9.6	$7.97	-	$-
$9.70		5,750	9.6	$9.70	625	$9.70
	Totals	159,250	9.6	$7.10	14,625	$7.11

At December 31, 2008 the net compensation cost related to unvested options awarded under the 2007 Equity Plan was $1.8 million.

At December 31, 2008, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company's 1998 Stock Plan, 2000 Stock Plan, and 2007 equity plan at weighted average exercise price of $1.50 per share. An aggregate of 65,625 options were vested and exercisable at December 31, 2008 with 6.2 years of remaining contractual life. Intrinsic value of the unvested shares at December 31, 2008 was $41,000.

The following table summarizes information pertaining to options granted, vested, and exercised during the years ended December 31(in thousands, except share amounts):

	2006	2007	2008
Weighted average fair value of stock options granted	$4.21	$6.37	$6.30
Aggregate intrinsic value of stock options vested	$4,622	$8,037	$5,650
Aggregate intrinsic value of stock options exercised	$1,439	$1,882	$2,708

The Company previously held notes receivable exchanged for the exercise of options by certain management employees, with interest rates ranging from 2.1% to 4.3% per annum. The notes receivable were generally due over a four to nine year period, and are collateralized by the common stock issued pursuant to the option exercise. In July 2007, in accordance with the terms of the notes, upon initial filing of the S-1 registration statement the notes receivable from officers, directors and employees of the Company became due and were paid in full. As of December 31, 2008, there were no amounts of notes receivable. As of December 31, 2007 a single note receivable for approximately $16,000 from a former employee was outstanding.

In accordance with EITF Issue 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" and EITF 95-16 "Accounting For Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25," options exercised with notes receivable in the year ended December 31, 2003 were accounted for as variable options. Additional deferred compensation of $6.6 million for the year ended December 31, 2005 was recorded in stockholders' equity to reflect the fair value change of the underlying common stock for those options exercised with notes receivable. Deferred stock compensation represents the excess of the fair value of the common stock over the option exercise price. In accordance with SFAS 123(R), the balance of deferred stock-based compensation on the consolidated balance sheet on the date of adoption, January 1, 2006 was reclassified to additional paid-in capital. In May 2007 the Board of Directors modified the terms of option notes, and as a result the Company recognized $13.7 million in additional stock based compensation expenses under SFAS 123(R) during the year ended December 31, 2007.

Under terms of an employment agreement, the Company's Chief Operating Officer was awarded options to purchase 190,000 shares of Class A common stocks with certain repurchase provisions. These option awards were classified as liabilities, and stock based compensation cost is recognized based on the fair value of the option grant. During the year ended December 31, 2008, the Company recorded a $0.3 million reduction in additional paid-in-capital and a commensurate increase in liabilities for stock based compensation.

At December 31, 2008 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of SFAS 123(R) and the Company's stock award plans, but not yet recognized was approximately $5.0 million, which will be amortized on a straight-line basis over a weighted-average period of 2.1 years and will be adjusted for subsequent changes in estimated forfeitures.

During the year ended December 31, 2007 the Company granted 10,000 stock options under the 1998 Stock Plan, respectively, to non-employee directors that are exercisable into the Company's Class A common stock. Options vest quarterly over four years, and expire ten years from the date of grant.

In May 2000, the Company entered into a strategic alliance with Penske Motor Group, Inc. (formerly Penske Automotive Group, Inc.) and Penske Automotive Group, Inc. (formerly United Auto Group, Inc.), both of which are related parties, for vehicle sourcing and other services. As consideration, the Company granted to Penske Motor Group, Penske Automotive Group and certain affiliated and associated companies warrants to purchase an aggregate of 3,969,669 shares of Series D Preferred Stock at an exercise price of $31.52. In February 2007, the Board of Directors extended to December 2008 the expiration dates of two groups of warrants, for an aggregate number of 1,554,314 shares, scheduled to expire in May 2007 and May 2008. In May 2007 warrants for 2,065,355 shares of Series D Preferred Stock expired. In November 2007 remaining 1,904,314 warrants were converted to equal number of warrants to purchase shares of Class A Common Stock concurrent with conversion of Series D Preferred Stock into Class A Common Stock. In December 2008 warrants for 1,554,314 shares of Class A Common Stock expired.

Warrants exercisable and outstanding as of December 31, 2008 are as follows:

	Number of Shares	Exercise Price	Expiration
Class A Common Stock	350,000	$8.06	May 2009

Total non-cash charges included in the consolidated statement of operations from stock options, restricted stock grants and warrants were as follows (in thousands):

	Years ended December 31,
	2006	2007	2008
Employee and director stock options
and restricted stock grants……………………………………..	$9,127	$15,195	$2,491

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

On November 16, 2007, a registration statement relating to the initial public offering of Class A common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, the Company registered 6,000,000 shares of its Class A common stock, and another 900,000 shares subject to the underwriters' over-allotment option. The underwriters did not exercise the over-allotment option. The remaining 6,000,000 shares of Class A common stock registered under the registration statement were sold at a price to the public of $8.00 per share. 2,350,115 shares were sold by the Company, and 3,649,885 shares were sold by the selling stockholders identified in the registration statement. The offering closed on November 21, 2007. The sole book-running manager was Thomas Weisel Partners LLC, and the co-lead manager was Jefferies & Company.

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

Changes in preferred and common stocks for the three years ended December 31, 2008 are as follows:

	2006	2007	2008
Preferred stock Series A

Balance at beginning of year	5,000,000	5,000,000	-
Converted to Class A common stock	-	(5,000,000)	-
Balance at end of year	5,000,000	-	-
Preferred stock Series B

Balance at beginning of year	4,779,286	4,779,286	-
Converted to Class A common stock	-	(4,779,286)	-
Balance at end of year	4,779,286	-	-

Preferred stock Series C

Balance at beginning of year	4,971,502	4,971,502	-
Converted to Class A common stock	-	(4,971,502)	-
Balance at end of year	4,971,502	-	-
Preferred stock Series D

Balance at beginning of year	6,884,149	6,884,149	-
Converted to Class A & B common stock	-	(6,884,149)	-
Balance at end of year	6,884,149	-	-
Preferred stock Series E

Balance at beginning of year	785,295	785,295	-
Converted to Class A common stock	-	(785,295)	-
Balance at end of year	785,295	-	-
Common stock equivalent of Preferred Series A-E	22,420,232	-	-

Common stock Class A	2006	2007	2008
Balance at beginning of year ……………………………..	9,912,457	10,330,692	40,177,834
Exercise of options & warrants …………………………….	367,432	1,381,988	337,615
Recissions of options exercised with notes receivable………………………..	-	-	(2,371)
Repurchase of stock from former employee………………	-	-	(12,500)
Grant of restricted stock net of stock repurchase …………	(82,500)	25,126	401,627
Common stock issued for acquisition ……………………..	133,303	-	125,000
Conversion of preferred stock ……………………………….	-	22,420,232	-
Conversion of Class C & D common stock ……………………	-	3,669,681	-
Initial public offering ………………………………………..	-	2,350,115	-
Retirement of stocks returned ……………………………………………………	-	-	(11,702)
Retricted stock cancellation………………………………..	-	-	(68,677)
Balance at end of year ………………………………………	10,330,692	40,177,834	40,946,826

Common stock Class B
Balance at beginning of year ………………………………	3,025,000	3,025,000	3,025,000

Balance at end of year ……………………………………..	3,025,000	3,025,000	3,025,000

Common stock Class C
Balance at beginning of year ………………………………	93,701	98,252	-
Exercise of options ………………………………………..	4,551	5,840	-
Converted to Class A common stock …………………………	-	(104,092)	-
Balance at end of year ……………………………………	98,252	-	-

Common stock Class D

Balance at beginning of year ………………………………..	3,565,589	3,565,589	-
Converted to Class A common stock ………………………..	-	(3,565,589)	-
Balance at end of year ……………………………………….	3,565,589	-	-
Total Common stock ………………………………………	17,019,533	43,202,834	43,971,826

Preferred Stock —At December 31, 2006, the Original Issue Prices and Conversion Prices per share of Series A, B, C, D, E and F Preferred Stock were $0.02, $1.54, $4.66, $31.52, $89.80 and $8.06, respectively. Each share of Preferred Stock was converted into shares of Class A common stock at the Conversion Price prior to the closing of the Company's initial public offering. As of December 31, 2008 there were no shares of preferred stock issued and outstanding.

Class A Common Stock —Each share of Class A Common Stock has a single vote. The number of authorized shares of Class A common stock as of December 31, 2007 and 2008 were 125,000,000, of which 40,177,834 and 40,946,826 respectively were issued and outstanding.

Restricted Stock —During the years ended December 31, 2008 and 2007, the Company issued 432,253 and 416,702 shares, respectively, of restricted shares of Class A common stock, of which zero and 30,000 shares were issued upon the early exercise of stock respectively. The stock generally vests over four years. During the year ended December 31, 2008, the Company repurchased 12,500 shares of unvested shares upon termination of employment. As of December 31, 2008 and 2007, 129,750 and 153,198 shares, respectively, were unvested and subject to repurchase by the Company.

Class B Common Stock —The Company has 6,050,000 authorized shares of Class B Common Stock. Each share of Class B Common Stock has 20 votes and shall vote together with the shares of the Company's Class A Common Stock as a single class. All shares of Class B Common Stock are held by a single stockholder.

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

As of December 31, 2008 and 2007 there were 3,025,000 shares of Class B Common Stock issued and outstanding.

Class C Common Stock & Class D Common Stock —Class C & Class D Common Stocks of the Company were canceled upon conversion of all outstanding shares of each class into Class A Common Stock prior to the consummation of the Company's initial public offering and no shares were issued and outstanding at December 31, 2008 or 2007, respectively.

As of December 31, 2008, Idealab Holdings, L.L.C. and its affiliates own 6,569,661 shares of Class A Common Stock and all of the shares of Class B Common Stock.

12. EMPLOYEE BENEFIT PLAN

The Company offers a 401(k) Profit Sharing Plan (the Plan) to all employees who meet the Plan's eligibility requirements. Under the Plan, participating employees may defer a percentage of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. Company matching and profit sharing contributions are discretionary. For the years ended December 31, 2006, 2007 and 2008, the Company made no contributions to the plan.

13. COMMITMENTS AND CONTINGENCIES

Leases —The Company leases its offices in United States, United Kingdom, and Canada under operating leases, with periodic rate increases, which expire through 2010, if not renewed. Future minimum lease payments, net of foreign exchange where applicable, under non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,	Operating

2009	$1,434
2010	730
2011	37
2012	37
2013	38
2014	13
Total	$2,289

The Company records rental expense on a straight-line basis over the term of the lease. Rental expense for the years ended December 31, 2006, 2007 and 2008 was approximately $1.0 million, $1.0 million and $1.1 million, respectively.

The landlord tenant improvement allowances of approximately $2.2 million associated with the 2004 and 2006 corporate headquarters build-out in El Segundo, California, and $1.0 million for offices of the Company's subsidiary in Canada are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the tenant improvement allowance is recorded as deferred rent and will be recovered ratably over the remaining term of the lease.

At December 31, 2008 the Company had a $0.5 million letter of credit (LOC) in favor of a landlord; this LOC is fully collateralized by an investment included in Other Assets.

On October 7, 2008, the Company entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which the Company will receive up to a $35 million revolving line of credit that will mature on October 7, 2012.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. Fees will also be paid on the unused portion of the revolving line of credit equal to 0.375% per year.  In addition, the obligations under the Loan and Security Agreement are secured by a lien on substantially all of the assets of the Company.

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

Earnout Agreements —The Company has entered into earnout agreements as part of the consideration for certain acquisitions. Earnouts are contingent on achievement of agreed upon performance milestones. The Company accounts for earnout consideration in accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination," as an addition to compensation expense or goodwill in the period earned. Approximately $2.1 million was paid in 2008 in respect of those commitments and was recorded as additional goodwill. As of December 31, 2008, the Company anticipates that the most probable earn-out amount in 2009 will be approximately $4.3 million which was recorded as an addition to goodwill and accrued expenses. The Company has potential earnout payments extending until 2012, however, the Company cannot reasonably estimate these amounts as they are contingent upon factors such as web site traffic, page views, revenue growth, and operating income.

Beginning in the first quarter of 2009, the Company will record earnouts under the guidelines of SFAS 141(R). SFAS 141(R) requires the Company to record the present value of the most probable earnouts for all future years at the time of acquisition as an addition to goodwill. Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. Additionally, the Company is required to review its estimates on at least a quarterly basis.

Severance Payment Agreements —The Company has entered into severance payment agreements with certain members of management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

Legal Contingencies — On November 30, 2007, Autobytel, Inc. (Autobytel) filed a lawsuit against the Company and three other unrelated companies in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain of our systems related to delivery of automotive leads violates its U.S. Patent No. 6,282,517 entitled “Real Time Communication of Purchase Requests”.  Autobytel is seeking unspecified damages, attorneys’ fees and costs, and a permanent injunction against the Company. On May 27, 2008, we filed a Motion to Dismiss the lawsuit for lack of personal jurisdiction, which is pending.  The Company believes its defenses and counterclaims are meritorious, but the Company cannot predict the outcome of this matter, and an adverse outcome could have a material impact on the Company’s financial condition, results of operations or cash flows. Even if the Company is successful in defending the lawsuit, the Company may incur substantial costs and diversion of management time and resources to defend the litigation.

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

On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against the Company and its subsidiaries, Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against the Company, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’ revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions. In December 2008, the Company filed a Motion to Dismiss the lawsuit for lack of personal jurisdiction that is pending. The Company believes these claims are without merit and intend to vigorously defend the lawsuit, but the Company cannot predict the outcome of this matter, and an adverse outcome could have a material impact on its financial condition, results of operations or cash flows.  Even if the Company is successful in defending the lawsuit, it may incur substantial costs and diversion of management time and resources to defend the litigation. The Company is not able to estimate a probable loss, if any.

14. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The Company's consolidated supplemental cash flow information for the three years ended December 31, 2008 is provided below (in thousands):
	Years ended December 31,
	2006	2007	2008
Non-cash investing and financing activities:
Assets acquired under Tenant Improvement Allowance ..	$326	$-	$-
Repayment (cancellation) of notes receivable from stockholders in connection with repurchase ………	(165)	2,426	15
Common Stock issued in acquisitions ……………………….	522	-	1,250
Common Stock returned (cancellation) by seller of acquisition……………………………………………….	-	-	(47)
Decrease in goodwill from release of deferred tax asset valuation allowance ……………………………..	11,666	2,689	274

15.  SEGMENT REPORTING

As discussed previously in Note 2, the Company manages its business within two identifiable segments. The following tables present the summarized information by segment (in thousands):

	Year Ended December 31,
	2006	2007	2008
Consumer Internet
Revenues	$67,752	$63,738	$71,564
Investment and other income	6,287	6,441	805
Depreciation and amortization	3,463	6,743	10,729
Segment pre-tax income	19,174	5,508	11,066
Provision for income tax	(70,335)	9,643	6,640
Stock-based compensation	9,127	15,195	2,491
Segment assets	323,080	328,227	344,070
Licensing
Revenues	17,052	26,151	32,472
Other loss	-	(408)	(308)
Depreciation and amortization	489	1,287	2,825
Segment pre-tax income	3,811	5,380	8,651
Provision for income tax	253	934	1,518
Stock-based compensation	-	-	-
Segment assets	8,304	35,201	37,395
Total
Revenues	84,804	89,889	104,036
Investment and other income, net	6,287	6,033	497
Depreciation and amortization	3,952	8,030	13,554
Segment pre-tax income	22,985	10,888	19,717
Provision for income tax	(70,082)	10,577	8,158
Stock-based compensation	9,127	15,195	2,491
Segment assets	331,384	363,428	381,465

    During the year ended December 31, 2008 and 2007, the Company generated approximately $18.6 million and $16.2 million of revenue from its Canadian and United Kingdom operations, respectively. The United Kingdom operations were acquired on June 18, 2007.

16. SUBSEQUENT EVENTS

From January 1, 2009 through February 28, 2009, the Company acquired two additional websites for an aggregate purchase price of $1.0 million.

17. VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Beginning Balance	Charged to Cost and Expense	Additions Charged to Other Accounts	Deductions and Write Offs	Release of Valuation Allowance	Ending Balance
Year ended December 31, 2008
Allowance for doubtful accounts	$1,139	1,575	142	(1,343)	-	$1,513
Valuation allowance for deferred tax asset	9,848		-	-	-	9,848
Year ended December 31, 2007
Allowance for doubtful accounts	1,267	320	35	(483)	-	$1,139
Valuation allowance for deferred tax asset	9,659	189	-	-	-	9,848
Year ended December 31, 2006
Allowance for doubtful accounts	1,516	512	-	(761)	-	1,267
Valuation allowance for deferred tax assets	102,955	-	-	-	(93,296)	9,659

18. QUARTERLY FINANCIAL RESULTS (unaudited)  (in thousands)

	Quarters ended
	March 30, 2007	June 30, 2007	September 30, 2007	December 30, 2007	March 30, 2008	June 30, 2008	September 30, 2008	December 30, 2008
Revenues ………………………………	$ 19,137	$ 21,399	$ 24,462	$ 24,891	$ 24,941	$ 25,264	$ 26,853	$ 26,978
Income from operations ……………..	4,390	(9,280)	5,001	4,744	4,531	4,553	4,725	5,411
Net income (loss) ………………………	3,267	(9,961)	4,237	2,768	3,020	2,923	2,562	3,054
Undistributed income (loss) attributable to preferred stockholders …………………..	(1,874)	1,874	-	-	-	-	-	-
Basic Earnings per Share …………….	$ 0.08	$ (0.25)	$ 0.11	$ 0.07	$ 0.07	$ 0.07	$ 0.06	$ 0.07
Diluted Earnings per Share ……………	$ 0.07	$ (0.25)	$ 0.10	$ 0.06	$ 0.07	$ 0.07	$ 0.06	$ 0.07

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our company's management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures,  as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008. "Disclosure controls and procedures" are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in internal control over financial reporting.

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2008 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

BDO Seidman LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of our internal control over financial reporting as of December 31, 2008. That report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Internet Brands, Inc.
El Segundo, California

We have audited Internet Brands, Inc. and Subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Internet Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Brands, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California
March 5, 2009

ITEM 9B.    OTHER INFORMATION

           On March 3, 2009, Roger S. Penske notified the Board of Directors of his intention not to stand for re-election at the Company’s next annual meeting of stockholders, which is scheduled to be held on May 27, 2009.  Mr. Penske’s decision not to stand for re-election was not due to any disagreements with the Company or its management.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)(1) and (a)(2)—Financial Statement and Financial Statement Schedules.

The information called for by this section of Item 15 is set forth in the Financial Statements and Auditors' Report beginning at page 46 of this Form 10-K. The index to Financial Statements and Schedules is set forth at page 45 of this Form 10-K.

(a)(3)—Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2009	INTERNET BRANDS, INC.
	By:	/s/ ROBERT N. BRISCO Robert N. Brisco President and Chief Executive Officer (Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT N. BRISCO Robert N. Brisco	Director, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2009
/s/ SCOTT A. FRIEDMAN Scott A. Friedman	Chief Financial Officer (Principal Financial Officer)	March 5, 2009
/s/ HOWARD LEE MORGAN Howard Lee Morgan	Director	March 5, 2009
/s/ KENNETH B. GILMAN Kenneth B. Gilman	Director	March 5, 2009
/s/ MARCIA GOODSTEIN Marcia Goodstein	Director	March 5, 2009
/s/ WILLIAM GROSS William Gross	Director	March 5, 2009
/s/ MARTIN R. MELONE Martin R. Melone	Director	March 5, 2009
/s/ ROGER S. PENSKE Roger S. Penske	Director	March 5, 2009
/s/ JAMES R. UKROPINA James R. Ukropina	Director	March 5, 2009

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)(1) and (a)(2)—Financial Statement and Financial Statement Schedules.

The information called for by this section of Item 15 is set forth in the Financial Statements and Auditors’ Report beginning at page F-[  ●  ] of this Form 10-K. The index to Financial Statements and Schedules is set forth at page F-[  ●  ] of this Form 10-K.

(a)(3)—Exhibits

Exhibit Number		Description
3.1	—	Restated Certificate of Incorporation filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 28, 2007 is incorporated by reference herein.
3.2	—
Amended and Restated Bylaws filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on October 30, 2007 is incorporated by reference herein.

3.3	—	Certificate of Amendment to the Amended and Restated Bylaws filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 3, 2008, is incorporated by reference herein.
4.1	—
Form of Specimen Certificate for Registrant’s Class A Common Stock filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on October 30, 2007 is incorporated by reference herein.

4.2	—
Share Exchange Agreement by and between Registrant and Idealab Holdings, L.L.C., dated March 10, 2005 filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007 is incorporated by reference herein.

4.3	—
Final Conformed Form of Lock-up Agreement, by and between the Company and Idealab Holdings, L.L.C., dated October 26, 2007 filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2008, is incorporated by reference herein.

4.4	—
Fifth Amended and Restated Investor Rights Agreement, by and among the Company and certain of its stockholders, dated February 6, 2001 filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007, is incorporated by reference herein.

10.1*	—	2007 Equity Incentive Plan, and forms of agreements thereunder filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2008, is incorporated by reference herein.
10.2*	—
2000 Stock Plan, as amended, and form of agreement thereunder filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-148257), filed on December 21, 2007, is incorporated by reference herein.

10.3*	—
1998 Stock Plan, as amended, and forms of agreements thereunder filed as an exhibit to the Company’s Registration Statement on Form S-8 (Commission File No. 333-148257), filed on December 21, 2007, is incorporated by reference herein.

10.4	—
Warrant to purchase 207,052 shares of Series F preferred stock, dated April 2, 2007 filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007 is incorporated by reference herein.

10.5	—
Warrant to purchase 100,805 shares of Series F preferred stock, dated April 2, 2007 filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007 is incorporated by reference herein.

10.6	—
Warrant to purchase 392,143 shares of Series F preferred stock, dated April 2, 2007 filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007 is incorporated by reference herein.

10.7*	—
Form of Indemnification Agreement for directors and executive officers filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on October 30, 2007 is incorporated by reference herein.

10.8*	—
Offer Letter to Lisa Morita, dated December 27, 2006 filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007, is incorporated by reference herein.

10.9*	—
Employment Agreement by and between Registrant and Robert Brisco, dated November 8, 1999, as amended filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007, is incorporated by reference herein.

10.10	—
Office Lease for 909 North Sepulveda, Suite 940, 10th and 11th Floors, El Segundo, California, by and between Registrant and Kilroy Realty, L.P., dated June 25, 2004, as amended by First Amendment to Office Lease, dated November 11, 2005 filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007, is incorporated by reference herein.

10.11*	—
Letter Agreement dated August 29, 2008 between the Company and Scott Friedman, filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 29, 2008, is incorporated by reference herein.

10.12	—
Loan and Security Agreement, dated as of October 7, 2008 by and among the Company, Autodata, Inc., Autodata Solutions, Inc., CarsDirect Mortgage Services, Inc., CD1Financial.com, LLC, Internet Media Solutions, Inc., and LoanApp, Inc. and Silicon Valley Bank filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 10, 2008, is incorporated by reference herein.

10.13*	—
Severance Payment Agreement, by and between the Company and Robert N. Brisco, dated as of November 4, 2008, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2008, is incorporated by reference herein.

10.14*	—
Severance Payment Agreement, by and between the Company and Scott Friedman, dated as of November 4, 2008, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2008, is incorporated by reference herein.

10.15*	—
Severance Payment Agreement, by and between the Company and Chuck Hoover, dated as of November 4, 2008, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2008, is incorporated by reference herein.

10.16*	—
Severance Payment Agreement, by and between the Company and Lisa Morita, dated as of November 4, 2008, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2008, is incorporated by reference herein.

10.17*	—
Severance Payment Agreement, by and between the Company and Joseph Rosenblum, dated as of November 4, 2008, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2008, is incorporated by reference herein.

10.18*	—
Severance Payment Agreement, by and between the Company and B. Lynn Walsh, dated as of November 4, 2008, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2008, is incorporated by reference herein.

14.1		Code of Ethics filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 12, 2008, is incorporated by reference herein.
16.1	—
Letter Regarding Change in Certifying Accountant filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007 is incorporated by reference herein

21.1	—	Subsidiaries of the Registrant filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-144750, filed on July 20, 2007 is incorporated by reference herein
23.1	—	Consent of BDO Seidman, LLP
24.1	—	Power of Attorney (included on signature page of this Report)
31.1	—	Rule 13a-14(a) Certification (CEO)
31.2	—	Rule 13a-14(a) Certification (CFO)
32.1	—	Section 1350 Certification (CEO)
32.2		Section 1350 Certification (CFO)

*	Management contract or compensatory plan