Form 10-Q
period 2009-03-31
INTERNET BRANDS, INC.
filed 2009-05-08
CIK 1080131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31st, 2009

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
Yes   ☒    No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s Class A common stock and Class B common stock as of April 30, 2009 was 41,683,995 and 3,025,000, respectively.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERNET BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$51,916	$43,648
Investments, available for sale	7,753	13,723
Accounts receivable, less allowances for doubtful accounts of $1,849 and $1,513 at March 31, 2009 and December 31, 2008, respectively	12,850	16,353
Deferred income taxes	8,704	9,591
Prepaid expenses and other current assets	1,059	1,299
Total current assets	82,282	84,614

Property and equipment, net	12,045	11,460
Goodwill	204,963	203,806
Intangible assets, net	22,336	24,556
Deferred income taxes	57,645	56,262
Other assets	628	767

Total assets	$379,899	$381,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$13,461	$17,043
Deferred revenue	7,029	7,325
Total current liabilities	20,490	24,368

Stockholders’ equity

Common stock, Class A, $.001 par value; 125,000,000 shares
authorized and 41,654,973 and 40,946,826 issued and outstanding
at March 31, 2009 and December 31, 2008	42	41

Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at March 31, 2009
and December 31, 2008	3	3

Additional paid-in capital	608,045	607,434
Accumulated deficit	(248,155)	(250,418)
Accumulated other comprehensive (loss) income	(526)	37
Total stockholders’ equity	359,409	357,097
Total liabilities and stockholders’ equity	$379,899	$381,465

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Consumer Internet	$16,189	$16,303
Licensing	7,339	8,638
Total revenues	23,528	24,941

Costs and operating expenses
Cost of revenues	4,783	5,387
Sales and marketing	4,776	6,207
Technology	2,101	1,420
General and administrative	4,286	4,649
Depreciation and amortization of intangibles	3,843	2,747
Total costs and operating expenses	19,789	20,410

Income from operations	3,739	4,531
Investment and other income	63	591
Income before income taxes	3,802	5,122
Provision for income taxes	1,539	2,102
Net income	$2,263	$3,020

Basic net income per share - Class A	$0.05	$0.07
Diluted net income per share - Class A	$0.05	$0.07

Basic net income per share - Class B	$0.05	$0.07
Diluted net income per share - Class B	$0.05	$0.07

Class A weighted average number of shares - Basic	40,301,372	39,739,092
Class A weighted average number of shares - Diluted	45,197,966	44,758,372

Class B weighted average number of shares - Basic	3,025,000	3,025,000
Class B weighted average number of shares - Diluted	3,025,000	3,025,000

Stock-based compensation expense by function
Sales and marketing	$85	$49
Technology	39	20
General and administrative	553	588
	$677	$657

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$2,263	$3,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,843	2,747
Provision for bad debt reserve	487	694
Stock based compensation	677	657
Deferred income taxes	(462)	975
Unrealized gain on investments	(19)	(69)
Realized loss on sale of investments	61	-
Loss on disposal of fixed assets	6	-
Amortization of premium on investments	(47)	(296)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	2,973	(3,712)
Prepaid expenses and other current assets	233	225
Other assets	138	(48)
Accounts payable and accrued expenses	177	1,743
Deferred revenue	(244)	(436)
Net cash provided by operating activities	10,086	5,500

Cash flows from investing activities
Purchases of property and equipment	(417)	(545)
Capitalized internal use software costs	(1,641)	(1,097)
Purchases of investments	(8,902)	(23,670)
Proceeds from sales and maturities of investments	14,344	31,081
Acquisitions and earnouts, net of cash acquired	(5,101)	(24,344)
Net cash used in investing activities	(1,717)	(18,575)

Cash flows from financing activities
Net proceeds from issuance of common stock and exercise of stock options	10	21
Net cash provided by financing activities	10	21
Effect of exchange rate changes on cash and cash equivalents	(111)	352
Net increase (decrease) in cash and cash equivalents	8,268	(12,702)

Cash and cash equivalents
Beginning of period	43,648	31,780
End of period	$51,916	$19,078

Supplemental schedule of non-cash consolidated cash flow information:
Tax payments	$1,595	$-

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company —Internet Brands, Inc. (the “Company”) is an Internet media company that owns, operates and grows branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. The Company’s network of websites attracts large audiences researching high-value or specialty products, enabling it to sell targeted advertising.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

New car brokerage revenue and the related auto-financing brokerage revenue and after-market sales revenue are recognized on a CPA basis.  Similar to a sales commission, this brokerage revenue is recognized on a net basis in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  As contrasted to the gross revenue a car dealership would report, the Company reports brokerage revenue on a net basis as the Company does not bear inventory or credit risk, is not involved in the specification of the product and does not change the product or perform part of the services.

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

Fees for stand-alone projects are fixed-bid and determined based on estimated effort and client billing rates since the Company can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer’s previously licensed application. Recognition of the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period; revenue is recognized ratably over the term of the license

Cash and Cash Equivalents —Cash and cash equivalents consist of cash on hand and highly-liquid investments with original maturities of three months or less.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. In February 2008, the Financial Accounting Standards Board or FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS No. 157, the following table represents the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

		Level 2	Level 3	Total
Description	Level 1
Cash and cash equivalents	$51,916	-	-	$51,916
Short term available-for-sale investments	-	7,127	626	$7,753

Total	$51,916	$7,127	$626	$59,669

 The Company has one level 3 investment with an original cost basis of $2.0 million.  From December 2007 through March 31, 2009, the Company recorded in aggregate an other-than temporary impairment loss of $1.1 million of which $53,000 was recorded during the three months ended March 31, 2009. During the same time period, the Company received approximately $0.3 million in returned principal relating to this one investment.  As of March 31, 2009, the current estimated fair value for this level 3 investment was $0.6 million.  The Company reviews periodic reports of an outside valuation firm to monitor its level 3 investment and engages in discussions with representatives of this firm, as needed, as inputs in determining the fair value of this investment.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivables are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivables.  The Company determines the allowance based on historical write-off experience and customer economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered.

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

The Company has adopted the provisions of EITF No. 00-2, “Accounting for Website Development Costs,” (EITF
No. 00-2) in accounting for internal use website software development costs. EITF No. 00-2 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized pursuant to SOP 98-1.

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

Business Combinations— The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition.

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

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations”(SFAS 141(R)), as of January 1, 2009, which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires, for all future acquisitions, the Company to record the present value of the most probable earnouts for all future years at the time of acquisition as an addition to goodwill. Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. Additionally, the Company is required to review its estimates on at least a quarterly basis. For the three months ended March 31, 2009, the Company did not enter into any agreements with earnout clauses.

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

Cost of Revenues —Cost of revenues includes marketing expenses to fulfill specific customer advertising orders, direct development costs of licensing revenues, and costs of hosting websites.

Sales and Marketing —Sales and marketing expenses include online marketing and advertising costs, sales promotion, compensation and benefits costs related to the Company’s sales and sales support staffs, and the direct expenses associated with the Company’s sales force. The Company recognizes advertising expense at the time the advertisement is first published.

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

Stock-Based Compensation and Stock-Based Charges —The Company has adopted the provisions of SFAS No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the prospective approach and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under the prospective approach, the Company recognizes stock-based compensation expense for only those awards that were granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (the vesting period, generally four years), which the Company has elected to amortize on a straight-line basis.

The Company has a net operating loss carry-forward as of March 31, 2009, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2009.

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

Income Taxes — The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

Comprehensive Income —Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three month periods ended March 31, 2009 and 2008 the Company’s comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments (in thousands).
	Three months ended
	March 31,
	2009	2008

Net income	$2,263	$3,020
Foreign currency translation	(109)	168
Investments, fair value adjustment	(454)	122

Comprehensive income	$1,700	$3,310

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

During the fourth quarter of 2008, the Company determined that intercompany balances between the Company and its subsidiaries would not be settled in the foreseeable future; as a result, the foreign exchange gains and losses were recorded as part of cumulative translation adjustment on the balance sheet.  The Company believes that these intercompany balances will not be settled in the foreseeable future.

Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations in accordance with SFAS No. 52, “Foreign Currency Translation.”

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

4. INVESTMENTS

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

Available-for-sale investments at their estimated fair value and contractual maturities as of March 31, 2009 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$2,678	$38	$(2)	$2,714
Corporate debt securities	2,828	39	-	2,867
Asset backed securities	1,579	5	(1)	1,583
Equity securities	890	-	(301)	589

Total investments in available-for-sale securities	$7,975	$82	$(304)	$7,753

Contractual maturity dates for investment in bonds and notes:
Less than one year				$5,204
One to five years				2,549
				$7,753

Available-for-sale investments at their estimated fair value and contractual maturities as of December 31, 2008 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$3,689	$38	$(1)	$3,726
Corporate debt securities	6,705	67	(213)	6,559
Asset backed securities	2,745	-	(24)	2,721
Equity securities	642	76	-	718

Total investments in available-for-sale securities	$13,781	$181	$(238)	$13,724

Contractual maturity dates for investment in bonds and notes:
Less than one year				$10,050
One to five years				3,674
				$13,724

5. ACQUISITIONS OF BUSINESSES AND INTANGIBLES

During the three months ended March 31, 2009 the Company completed four website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $1.3 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in those transactions amounted to $1.1 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $0.2 million.

During the three months ended March 31, 2008 the Company completed 12 website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $23.3 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. Goodwill recognized in those transactions amounted to $18.9 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $4.4 million.

The acquisitions we consummated during the three months ended March 31, 2009 are not material individually or in the aggregate, therefore, no pro forma financial results have been included.

6. STOCK OPTIONS AND WARRANTS
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

The 2000 Stock Plan provides for the granting of non statutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 2000 Stock Plan. Options granted generally begin vesting over a four-year period. Additional options granted to employees previously holding options under either the 1998 Stock Plan or the 2000 Stock Plan vest quarterly over four years. Options generally expire ten years from the date of grant.  The December 2007 amendment to the 2000 Stock Plan provided that (1) no further grants would be made under the plan, and (2) the options previously awarded under the plan were exercisable for Class A common stock.

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

The following table summarizes activity under the 1998, 2000 and 2007 Stock Plans:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2008	2,554,315	$3.65
Granted	13,500	4.79
Exercised	(21,425)	1.68
Forfeited/expired	--	--
Options outstanding at March 31, 2009	2,546,390	$3.67

The following table summarizes restricted stock activity under the 2007 Stock Plan:

	Number Of Restricted Shares	Approximate Price at Grant Date

Restricted Shares granted at December 31, 2008	642,333	$8.33
Granted	692,097	4.79
Exercised	(27,500)	7.73
Forfeited/expired	--	--
Restricted Shares outstanding at March 31, 2009	1,306,930	$6.48

At March 31, 2009, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company’s 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at a weighted average exercise price of $1.50 per share. An aggregate of 70,311 options were vested and exercisable at March 31, 2009 with 5.9 years of remaining contractual life. The intrinsic value of the unvested shares at March 31, 2009 was $20,000.

Warrants exercisable and outstanding as of March 31, 2009 are as follows:

	Number of Shares	Exercise Price	Expiration

Class A Common Stock	350,000	$8.06	May 2009

7. SEGMENT INFORMATION

The Company manages its business within two identifiable segments. The following tables present the summarized information by segment (in thousands):

	Consumer Internet	Licensing	Total
For the three-month period ended March 31, 2009
Revenues	$16,189	$7,339	$23,528
Investment and other income (loss)	261	(198)	63
Depreciation and amortization	3,189	654	3,843
Segment pre-tax income	1,831	1,971	3,802
Segment assets	$304,324	$75,575	$379,899

	Consumer Internet	Licensing	Total
For the three-month period ended March 31, 2008
Revenues	$16,303	$8,638	$24,941
Investment and other income (loss)	591	--	591
Depreciation and amortization	2,064	683	2,747
Segment pre-tax income	2,038	3,084	5,122
Segment assets	$297,293	$71,041	$368,334

8. COMMITMENTS AND CONTINGENCIES

On October 7, 2008, the Company entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which the Company has access to a $35 million revolving line of credit that will mature on October 7, 2012.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. Fees will also be paid on the unused portion of the revolving line of credit equal to 0.375% per year.  In addition, the obligations under the Loan and Security Agreement are secured by a lien on substantially all of the assets of the Company. There currently is no debt outstanding under the facility.

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

Earnout Agreements —The Company has entered into earnout agreements as part of the consideration for certain acquisitions. The Company accounts for earnout consideration in accordance with SFAS 141(R) as an addition to goodwill and accrued expenses at the present value of all future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008. Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination,” as an addition to compensation expense or goodwill in the period earned. As of March 31, 2009, the Company anticipates that the most probable earnout amount for the remainder of 2009 will be approximately $2.9 million, which was recorded as an addition to goodwill and accrued expenses.  The Company cannot reasonably estimate maximum earnout payments as a significant number of agreements do not contain maximum payout clauses.

Severance Payment Agreements —The Company has entered into severance payment agreements with certain members of management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

Legal Contingencies — On November 30, 2007, Autobytel, Inc. (Autobytel) filed a lawsuit against the Company and three other unrelated companies in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain of our systems related to delivery of automotive leads violates its U.S. Patent No. 6,282,517 entitled “Real Time Communication of Purchase Requests” (the “Autobytel Patent Litigation”). Autobytel sought unspecified damages, attorneys’ fees and costs, and a permanent injunction against us. On May 27, 2008, we filed a Motion to Dismiss the lawsuit for lack of personal jurisdiction, which was denied by the Court on March 31, 2009.

On May 27, 2008 the Company filed a Complaint in Arbitration against Autobytel with the American Arbitration Association claiming anticipatory breach of contract and fraud by Autobytel related to a contract between Autobytel, as a successor to Autoweb, Inc. and us for automotive leads (the “Arbitration Complaint”). The Company sought unspecified monetary damages and declaratory relief that we have an implied license from Autobytel under its ‘509 Patent for lead delivery.  Concurrently, the Company filed a Complaint in Interpleader against Autobytel in California Superior Court related to shares of Company stock delivered to Autobytel under such contract (the “Interpleader Action”). Autobytel filed cross claims against us in the Interpleader Action for recovery of the shares and related damages.  In September 2008, the court stayed any further proceedings in the Interpleader Action pending the outcome of the arbitration.

On April 20, 2009, the Company announced that together with Insweb Corporation (Insweb) and Leadpoint, Inc. (Leadpoint), entered into a settlement agreement with Autobytel, Inc. (Autobytel) with respect to the Autobytel Patent Litigation.  The settlement agreement also resolves a patent claim we filed along with Insweb and Leadpoint in the U.S. District Court in the Southern District of California related to Insweb’s U.S. Patent No. 6,989,597 for lead management technology, our Arbitration Complaint, and our Interpleader Action.  Pursuant to the settlement agreement, Autobytel and Internet Brands have agreed to grant to the other a non-exclusive perpetual license to their respective patents as well as long-term covenants not to sue or threaten to sue the other for infringement of current or future patents or mutual releases.  Under the settlement terms, Autobytel will also have the right to publish certain editorial content, images, shopping tools and vehicle data from Autodata Solutions, Inc., our wholly-owned subsidiary, on its consumer-facing websites and third party websites operated and hosted by Autobytel.  The settlement also provides for mutual release of claims and the release of shares of Company Class A common stock to Autoweb that were interpleaded in the Interpleader Action.

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

Overview

 We are an Internet media company that owns, operates and grows branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information.  In addition to the vertical categories which we have historically operated, we have recently expanded to include a category in money & business.  With this expansion, our rapidly growing network of websites are now grouped into six vertical categories:  automotive, careers, home, money & business, shopping, and travel & leisure. The websites in our new money & business vertical are targeted to consumers to help them make decisions regarding their finances, as well as provide them with tools to research and compare various financial products such as mortgages and credit cards.

We believe that as individuals increasingly use the Internet to pursue and share areas of passion, research topics of interest, and make purchases, both individuals and the advertisers who seek to market to them will demand access to online media in the form of vertical websites like ours. Vertical websites provide highly targeted content focused on specific categories of products and services. In March 2009, our websites attracted 49.1 million unique visitors, an increase of approximately 44% from 34.0 million unique visitors in March 2008, and 796 million page views, an increase of approximately 74% from 458 million page views in March 2008. Our growing network includes a major automotive ecommerce website in CarsDirect.com, over 95 online automotive enthusiast communities,  recognized sites in the careers category (such as ModelMayhem.com and GrooveJob.com), popular home-related websites (including ApartmentRatings.com and DoItYourself.com), content rich websites in the money & business category (including FinWeb.com and Loan.com), established sites in the shopping category (including UltimateCoupons.com and BensBargains.net) and significant community websites in the travel & leisure category (such as Wikitravel.org and FlyerTalk.com).

We operate more than 80 websites that received in excess of 100,000 unique visitors during the month of March 2009, which are hereafter referred to as “principal websites.” Our international audiences account for approximately 25% of total monthly visitors to our websites in March 2009. Throughout this report, we use Google analytics measurement services to report Internet audience metrics.  The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. We measure the total number of unique visitors to our websites by adding the number of unique visitors to each of our websites in a given month.  The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations in March 2009 include websites acquired in March 2009 on a pro forma basis.

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

During the period from January 1, 2009 through March 31, 2009, we completed four website-related acquisitions in our Consumer Internet segment for an aggregate purchase price of $1.3 million. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform. We have historically been able to deploy capital for acquisitions efficiently, and then integrate acquired websites onto our platform quickly and effectively. Although we believe we will continue to identify, negotiate and purchase websites that meet our operating platform criteria, we cannot predict whether we can continue to purchase websites at the same rate and on similarly favorable terms.

Automotive Industry Developments

Sales of some of our automotive-related products and services depend on agreements and relationships with automotive manufacturers and dealerships.  Due to the pronounced impact of the global recession on the automotive industry, many automotive manufacturers are financially distressed, and the U.S. headquartered manufacturers in particular.  The U.S. government has provided financial assistance to some of these manufacturers including Chrysler LLC and General Motors Corp. On April 30, 2009, Chrysler LLC filed for protection under Chapter 11 of the U.S. Bankruptcy Act.  As of March 31, 2009, we have Licensing Division accounts receivable of $2.2 million related to General Motors, Chrysler and Ford.  These manufacturers are current with their accounts receivable balances as of March 31, 2009, and we continue to closely monitor developments, particularly in the Chrysler LLC bankruptcy.

Our Revenues

We derive our revenues from two segments: Consumer Internet and Licensing. In our Consumer Internet segment, our revenues are primarily derived from advertisers. In our Licensing segment, our revenues are derived from the licensing of data and technology tools and services to automotive manufacturers and proprietary software for website communities.

Consumer Internet Revenues

Our Consumer Internet segment generates revenues through sales of online advertising in various monetization formats such as cost per lead (CPL), cost per thousand impressions (CPM), cost per click (CPC), cost per action (CPA) and flat fees. Under the CPL model, our advertiser customers pay for leads generated through our websites and accepted by the customer. Under the CPM format, advertisers pay a fee for displays of their graphical advertisements, typically at an incremental rate per thousand displays or “impressions.” Under the CPC model, we earn revenue based on “click-throughs” on text-based links displayed on our websites, which occur when a user clicks on an advertiser’s listing. We derive revenues on a CPC model through direct sales to advertisers, as well as through various third-party advertising networks, such as Google, Yahoo! and Tribal Fusion, for which we receive a negotiated percentage of their advertising revenues. Under the CPA format, we earn revenue for consumer transactions undertaken through our websites. As consumer and advertiser preferences continue to evolve and our website audiences grow, we expect to continue to diversify our revenue sources and mix on our websites to address those changing needs and optimize our revenue yields.

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

•
We earn CPM revenue from the display of graphical advertisements.  An impression is delivered when an advertisement appears in pages viewed by users.  Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivables.  We determine the allowance based on historical write-off experience and customer economic data.  We review our allowance for doubtful accounts monthly.  Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when we believe that it is probable the receivable will not be recovered.

As of March 31, 2009, we have Licensing Division accounts receivable of $2.2 million related to General Motors, Chrysler and Ford.  These manufacturers are current with their accounts receivable balances as of March 31, 2009, and we continue to closely monitor developments, particularly in the Chrysler LLC bankruptcy.

Business Combinations

We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price has historically included the direct costs of the acquisition.  However, beginning in the first quarter of 2009, acquisition-related costs are expensed as incurred, in accordance with Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”(SFAS 141(R). Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable business assets acquired.

We have entered into earnout agreements which are contingent on the acquired business achieving agreed upon performance milestones. Earnout payments are not based on the seller’s on-going service to the Company; when the seller does provide services following the acquisitions, the cost of the seller’s services is recorded as compensation expense in the period the services were performed. We have historically accounted for earnout consideration as an addition to goodwill in the period earned.  Beginning in the first quarter of 2009, in accordance with SFAS 141 (R), for any new acquisitions with an earnout component, we will estimate the net present value of expected earnout payments and record such amount as an addition to goodwill and liability or equity, at the time of closing.  Subsequent changes of earnout projections are recorded on the statement of operations as other income or expense in the period of remeasurement.  If earnout projections are recorded as equity, then no subsequent remeasurement is required. We did not enter into any purchase agreements with earnouts during the first quarter of 2009.

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

Provision for Income Taxes and Deferred Income Taxes

Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Accounting standards require us to establish a valuation allowance for that portion of our deferred tax assets for which it is more likely than not that we will not receive a future benefit. In making this judgment, all available evidence is considered, some of which, particularly estimates of future profitability and income tax rates, are subjective in nature. Estimates of deferred income taxes are based on management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.  Our effective income tax rate for the three months ended March 31, 2009 was 40.5%.

Seasonality

The automotive industry in which we provide consumer Internet products and services has historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. In 2008, we entered the online shopping category which has historically experienced relatively stronger sales in the fourth quarter.

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Three months ended
	March 31,
	2009	2008
	(unaudited)

Revenues	100.0%	100.0%

Costs and operating expenses

Cost of revenues	20.3	21.6
Sales and marketing	20.3	24.9
Technology	8.9	5.7
General and administrative	18.2	18.6
Depreciation and amortization of intangibles	16.3	11.0
Total operating expenses	84.1	81.8
Operating income	15.9	18.2
Investment and other income	0.2	2.3
Income from operations before income taxes	16.1	20.5
Provision for income taxes	6.5	8.4
Net income	9.6%	12.1%

Revenues

	Three Months Ended		Increase (decrease)
	March 31,		2009 vs. 2008
	2009	2008	$	%
Revenues:
Consumer Internet ………………………………..	$16,189	$16,303	$(114)	(0.7)%
Licensing ………………………………………….	7,339	8,638	(1,299)	-15.0%
Total revenues ……………………………………	$23,528	$24,941	$(1,413)	-5.7%

Our revenues for the three-month period ended March 31, 2009, decreased $1.4 million, or 6%, over our revenues in the three-month period ended March 31, 2008.  Consumer Internet revenues were flat quarter-over-quarter.  For the three-month period ended March 31, 2009, we experienced a significant increase in advertising revenues of $2.6 million or 35%, which was primarily a result of growth from CPM, CPC and CPA based advertising in our careers, home, shopping, and travel & leisure categories.  Offsetting this growth and reflecting the continued weakness in the automotive industry, our automotive ecommerce revenue declined by $2.7 million in the three-month period ended March 31, 2009 compared to the prior year period due to lower consumer demand for new cars and lower demand by dealers for CPL advertising service.  Such reduced advertising spending is consistent with the industry-wide downturn in the automotive sector.  This industry has generally been in a downward cycle that began in the second half of 2006, significantly deepened in the second half of 2008 and has continued into 2009.  We cannot predict how long this negative trend will continue, or when it will end or reverse; our prospects in this area are therefore unpredictable.

Licensing revenues decreased by $1.3 million, or 15%, during the three-month period ended March 31, 2009 compared to the prior year period.  Had foreign exchange rates remained constant for the first quarter of 2008 through the first quarter of 2009, licensing revenues for the first quarter of 2009 would have been $0.5 million higher. The higher revenue during the three-month period ended March 31, 2008 was primarily driven by a $1.1 million benefit from the accelerated completion of a long-tem project in our Autodata Solutions division.
Cost of revenues

	Three Months Ended		Increase (decrease)
	March 31,		2009 vs. 2008
	2009	2008	$ %
Cost of revenues	$4,783	$5,387	$(604)	(11.2)%
Percentage of revenues	20.3%	21.6%

Our cost of revenues decreased $0.6 million, or 11%, in the three-month period ended March 31, 2009 over the prior year period.  The lower cost of revenues was primarily driven by the decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in revenues from our automotive ecommerce business.

Operating expenses

Sales and Marketing

	Three Months Ended		Increase (decrease)
	March 31,		2009 vs. 2008
	2009	2008	$	%
Sales and marketing	$4,776	$6,207	$(1,431)	(23.1)%
Percentage of revenues	20.3%	24.9%

Sales and marketing expenses declined $1.4 million, or 23%, in the three-month period ended March 31, 2009 over the prior year period; the decline primarily relates to a $1.0 million reduction in headcount and headcount-related costs, due in equal parts to the decline in our automotive ecommerce business and accelerated migration of new websites to our common platform.

Technology

	Three Months Ended		Increase (decrease)
	March 31,		2009 vs. 2008
	2009	2008	$	%
Technology	$2,101	$1,420	$681	48.0%
Percentage of revenues	8.9%	5.7%

Technology expenses increased $0.7 million, or 48%, in the three-month period ended March 31, 2009 over the three-month period ended March 31, 2008; the increase primarily relates to additional headcount and support costs to maintain our growing number of websites.

General and administrative

	Three Months Ended		Increase (decrease)
	March 31,		2009 vs. 2008
	2009	2008	$	%
General and administrative	$4,286	$4,649	$(363)	(7.8)%
Percentage of revenues	18.2%	18.6%

General and administrative expenses decreased $0.4 million, or 8%, in the three-month period ended March 31, 2009 over the prior year period; the decline is primarily due to lower bad debt expense and professional fees.

Depreciation and amortization

	Three Months Ended		Increase (decrease)
	March 31,		2009 vs. 2008
	2009	2008	$	%
Depreciation and amortization
of intangibles	$3,843	$2,747	$1,096	39.9%
Percentage of revenues	16.3%	11.0%

Depreciation and amortization expenses increased $1.1 million, or 40%, in the three-month period ended March 31, 2009 over the prior year period, reflecting the increased value of intangible assets acquired over the past 12 months.

Investment and other income

	Three Months Ended		Increase (decrease)
	March 31,		2009 vs. 2008
	2009	2008	$	%
Investment and other income	$63	$591	$(528)	(89.3)%
Percentage of revenues	0.3%	2.4%

Investment and other income declined $0.5 million in the three-month period ended March 31, 2009 over the prior year period primarily reflecting decreased interest income as we maintained lower average cash and short-term investment balances due to our acquisitions during the past 12 months and lower interest rates on our investment portfolio due to the current economic environment and our short-term investment horizon.  Also during the three-month period ended March 31, 2009, we recorded a $53,000 loss as an impairment charge related to one of our short-term investments.

Provision for income taxes

	Three Months Ended		Increase (decrease)
	March 31,		2009 vs. 2008
	2009	2008	$	%
Provision (benefit) for income taxes	$1,539	$2,102	$(563)	(26.8)%
Percentage of revenues	6.5%	8.4%

Our provision for income taxes declined $0.5 million in the three-month period ended March 31, 2009 when compared to the prior year period, which was a result of lower pre-tax income.  The effective tax rates for the three-month periods ended March 31, 2009 and 2008 were 40.5% and 41.0%, respectively.

Adjusted EBITDA

We employ Adjusted EBITDA, defined as earnings before investment and other income, income taxes, depreciation and amortization and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy (increasing audience sizes, increasing monetization of such audiences, selling additional licenses and related products, and adding and developing new websites) are yielding positive results.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows:

	Three months ended
	March, 31
	2009	2008
	(unaudited)

Net income	$2,263	$3,020
Provision for income taxes	1,539	2,102
Depreciation and amortization	3,843	2,747
Stock-based compensation	677	657
Investment and other income	(63)	(591)

Adjusted EBITDA	$8,259	$7,935

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities and private and public sales of our common stock. At March 31, 2009, we had $59.7 million in cash, cash equivalents and available-for-sale investments; these investments are comprised mainly of government and debt securities.

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

On October 7, 2008, we entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which we will have the right to borrow up to a $35 million revolving line of credit that will mature on October 7, 2012.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. An availability fee will also be paid on the unused portion of the revolving line of credit at a rate of 0.375% annually.  In addition, the obligations under the Loan and Security Agreement are secured by a lien on substantially all of the assets of the Company.  We have no debt outstanding under this revolving line of credit.

Operating Activities

We generated $10.1 million of net cash from operating activities for the three-months ended March 31, 2009, compared to $5.5 million for the same period in 2008, primarily through net income of $2.3 million and increased collections of accounts receivables of $3.0 million in the first quarter of 2009.

Acquisitions Activities

During the three months ended March 31, 2009, cash used in acquisition-related activities, including acquisition and earnout payments, totaled $5.1 million.  Four website-related acquisitions were completed during the first quarter of 2009 for an aggregate purchase price of $1.3 million. Two website-related acquisitions totaling $1.2 million, which closed on December 31, 2008, were funded in January 2009. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in the first quarter transactions amounted to $1.1 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $0.2 million.

During the three months ended March 31, 2008, we completed twelve website-related acquisitions for an aggregate purchase price of $23.3 million. Of this amount, $18.9 million represented goodwill and $4.4 million represented intangible assets.

We have entered into earnout agreements as part of the consideration for certain acquisitions.  We account for earnout consideration in accordance with SFAS 141(R) as an addition to goodwill and accrued expenses at the present value of all future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.  Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination” as an addition to compensation expense or goodwill in the period earned. As of March 31, 2009, we anticipate that the most probable earnout amounts in 2009 will be $2.9 million, which was recorded as an addition to goodwill and accrued expenses.  We cannot reasonably estimate maximum earnout payments as a significant number of agreements do not contain maximum payout clauses. Earnouts related to each website business are contingent upon achievement of agreed upon performance milestones such as future website traffic, page views, revenue growth and operating income.  A significant portion of earnout payments are triggered upon achieving significant revenue and operating income milestones and are specifically designed such that the additional cash flow outweighs the liquidity impact of the earnout payments.   As a result, we do not believe that future earnout payments will have a significant impact on our liquidity and cash position.

Contingencies

From time to time, we have been party to various litigation and administrative proceedings relating to claims arising from operations in the normal course of business. Based on the information presently available, including discussion with counsel, management believes that resolution of these matters will not have a material adverse effect on our business, consolidated results of operations, financial condition, or cash flows; see Part II, Item 1, “Legal Proceedings”.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2009, we had cash and cash equivalents of $51.9 million, which consisted primarily of cash and U.S. government debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $7.8 million, which consisted primarily of highly liquid asset backed securities and corporate debt securities with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2009.

Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting during the first quarter of 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

On November 30, 2007, Autobytel, Inc. (Autobytel) filed a lawsuit against the Company and three other unrelated companies in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain of our systems related to delivery of automotive leads violates its U.S. Patent No. 6,282,517 entitled “Real Time Communication of Purchase Requests” (the “Autobytel Patent Litigation”). Autobytel sought unspecified damages, attorneys’ fees and costs, and a permanent injunction against us. On May 27, 2008, we filed a Motion to Dismiss the lawsuit for lack of personal jurisdiction, which was denied by the Court March 31, 2009.

On May 27, 2008 we filed a Complaint in Arbitration against Autobytel with the American Arbitration Association claiming anticipatory breach of contract and fraud by Autobytel related to a contract between Autobytel, as a successor to Autoweb, Inc. and us for automotive leads (the “Arbitration Complaint”).  We sought unspecified monetary damages and declaratory relief that we have an implied license from Autobytel under its ‘509 Patent for lead delivery.  Concurrently, we filed a Complaint in Interpleader against Autobytel in California Superior Court related to shares of Company stock delivered to Autobytel under such contract (the “Interpleader Action”). Autobytel filed cross claims against us in the Interpleader Action for recovery of the shares and related damages.  In September 2008, the court stayed any further proceedings in the Interpleader Action pending the outcome of the arbitration.

On April 23, 2009, we announced that we, together with Insweb Corporation (Insweb) and Leadpoint, Inc. (Leadpoint), entered into a settlement agreement with Autobytel, Inc. (Autobytel) with respect to the Autobytel Patent Litigation.  The settlement agreement also resolves a patent claim we filed along with Insweb and Leadpoint in the U.S. District Court in the Southern District of California related to Insweb’s U.S. Patent No. 6,989,597 for lead management technology, our Arbitration Complaint, and our Interpleader Action.  Pursuant to the settlement agreement, Autobytel and Internet Brands have agreed to grant to the other a non-exclusive perpetual license to their respective patents as well as long-term covenants not to sue or threaten to sue the other for infringement of current or future patents or mutual releases.  Under the settlement terms, Autobytel will also have the right to publish certain editorial content, images, shopping tools and vehicle data from Autodata Solutions, Inc., our wholly-owned subsidiary, on its consumer-facing websites and third party websites operated and hosted by Autobytel.  The settlement also provides for mutual releases of claims and the release of shares of Company Class A common stock to Autoweb that were interpleaded in the Interpleader Action.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 6, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Continuation of current economic conditions could adversely affect us.

The U.S. economy has been in a downward cycle that began in 2007 and substantially deepened in 2008. As our Consumer Internet segment generates revenues through sales of online advertising in various monetization formats such as CPL, CPM, CPC, CPA and flat fees, the reduced consumer and advertiser demand resulting from the economic downturn may negatively affect our revenues or negatively impact our ability to grow our revenues. We cannot predict when the current economic downturn will end or reverse. There also could be a number of follow-on effects from the credit crisis and current economic environment on our business, including insolvency of customers that could negatively impact our collection of accounts receivable and revenue.

We rely on a network of automotive manufacturers and dealerships, the loss of which would negatively impact our business, operating results and financial condition.

Sales of some of our automotive-related products and services depend on agreements and relationships with automotive manufacturers and dealerships.  Due to the pronounced impact of the global recession on the automotive industry, many automotive manufacturers are financially distressed, and the U.S. headquartered manufacturers in particular. The U.S. government has provided financial assistance to some of these manufacturers including Chrysler LLC and General Motors Corp. On April 30, 2009, Chrysler LLC filed for protection under Chapter 11 of the U.S. Bankruptcy Act.  As of March 31, 2009, we have Licensing Division accounts receivable of $2.2 million related to General Motors, Chrysler and Ford.  These manufacturers are current with their accounts receivable balances as of March 31, 2009, and we continue to closely monitor developments, particularly in the Chrysler LLC bankruptcy. There is no assurance that the U.S. government’s financial support of these or other automotive manufacturers will continue or prevent more of them from restructuring in bankruptcy. It is not possible to assess the potential impact of prolonged financial distress of the U.S. based automotive manufacturers on our results of operations, financial condition and future liquidity; however, the Chrysler LLC bankruptcy or any other bankruptcy of a major automobile manufacturer that is a significant customer of ours or the dissolution of a substantial number of its dealerships could negatively impact current contracts, including the collectibility of accounts receivable, the timing of collections, as well as potential future contracts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 is not applicable and has been omitted.

Item 4  is not applicable and has been omitted.

Item 5. Other information

None

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) and 13a-15(f) and 15d-15(f), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) and 13a-15(f) and 15d-15(f), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET BRANDS, INC.

Date: May 8, 2009	By:	/s/ Robert N. Brisco
Robert N. Brisco
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002