Form 10-Q
period 2009-06-30
INTERNET BRANDS, INC.
filed 2009-08-04
CIK 1080131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number: 001-33797

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
Yes   ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes   ☐    No  ☐

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
Yes   ☐    No   ☒

The number of shares outstanding of the Registrant’s Class A common stock and Class B common stock as of July 31, 2009 was 41,825,755 and 3,025,000, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$42,452	$43,648
Investments, available for sale	19,266	13,723
Accounts receivable, less allowances for doubtful accounts of $1,161 and $1,513 at June 30, 2009
and December 31, 2008, respectively	9,379	16,353
Deferred income taxes	9,591	9,591
Prepaid expenses and other current assets	1,054	1,299
Total current assets	81,742	84,614

Property and equipment, net	12,774	11,460
Goodwill	211,077	203,806
Intangible assets, net	20,544	24,556
Deferred income taxes	53,884	56,262
Other assets	460	767

Total assets	$380,481	$381,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$10,635	$17,043
Deferred revenue	6,188	7,325
Total current liabilities	16,823	24,368

Commitments and contingencies	-	-

Stockholders’ equity

Class A Common stock, $.001 par value; 125,000,000 shares
authorized; 41,762,846 and 40,946,826 issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	42	41

Class B Common stock, $.001 par value; 6,050,000 authorized;
3,025,000 shares issued and outstanding at June 30, 2009
and December 31, 2008, respectively	3	3

Additional paid-in capital	609,097	607,434
Accumulated deficit	(245,609)	(250,418)
Accumulated other comprehensive income	125	37
Total stockholders’ equity	363,658	357,097

Total liabilities and stockholders’ equity	$380,481	$381,465
See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Consumer Internet	$15,787	$18,075	$31,976	$34,378
Licensing	7,441	7,189	14,780	15,827
Total revenues	23,228	25,264	46,756	50,205

Costs and operating expenses
Cost of revenues	4,406	5,558	9,189	10,945
Sales and marketing	4,561	5,140	9,337	11,347
Technology	2,305	2,333	4,406	3,753
General and administrative	3,481	4,310	7,767	8,959
Depreciation and amortization of intangibles	3,983	3,370	7,826	6,117
Total costs and operating expenses	18,736	20,711	38,525	41,121

Income from operations	4,492	4,553	8,231	9,084
Investment and other (expense) income	(140)	549	(77)	1,140
Income before income taxes	4,352	5,102	8,154	10,224
Provision for income taxes	1,807	2,179	3,346	4,281
Net income	$2,545	$2,923	$4,808	$5,943

Basic net income per share - Class A	$0.06	$0.07	$0.11	$0.14
Diluted net income per share - Class A	$0.06	$0.07	$0.11	$0.13

Basic net income per share - Class B	$0.06	$0.07	$0.11	$0.14
Diluted net income per share - Class B	$-	$-	$-	$-

Class A weighted average number of shares - Basic	40,358,805	39,968,963	40,563,113	39,857,910
Class A weighted average number of shares - Diluted	46,083,251	44,895,800	45,781,327	44,814,452

Class B weighted average number of shares - Basic	3,025,000	3,025,000	3,025,000	3,025,000
Class B weighted average number of shares - Diluted	-	-	-	-

Stock-based compensation expense by function
Sales and marketing	$108	$77	$194	$126
Technology	57	31	94	51
General and administrative	704	442	1,256	1,030
	$869	$550	$1,544	$1,207

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income	$4,808	$5,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,826	6,117
Provision for bad debt reserve	121	884
Stock based compensation	1,544	1,207
Deferred income taxes	2,169	2,658
Unrealized gain on investments	105	(52)
Realized loss on sale of investments	52	(9)
Loss on disposal of fixed assets	12	-
Amortization of premium on investments	(42)	(515)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	6,955	(3,611)
Prepaid expenses and other current assets	238	636
Other assets	309	(182)
Accounts payable and accrued expenses	(2,805)	3,739
Deferred revenue	(1,776)	(567)
Net cash provided by operating activities	19,516	16,248

Cash flows from investing activities
Purchases of property and equipment	(694)	(1,289)
Capitalized internal use software costs	(3,500)	(2,738)
Purchases of investments	(28,387)	(46,124)
Proceeds from sales and maturities of investments	22,772	82,240
Acquisitions, net of cash acquired and earnouts	(11,419)	(51,273)
Net cash used in investing activities	(21,228)	(19,184)

Cash flows from financing activities
Net proceeds from issuance of common stock and exercise of stock options	92	128
Collections on stockholder notes receivable	-	16
Net cash provided by financing activities	92	144
Effect of exchange rate changes on cash and cash equivalents	424	237
Net decrease in cash and cash equivalents	(1,196)	(2,555)

Cash and cash equivalents
Beginning of period	43,648	31,780
End of period	$42,452	$29,225

Supplemental schedule of non-cash consolidated cash flow information:
Tax payments	$2,104	$-
See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

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

These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 6, 2009.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition —The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.   The Company’s revenues are derived from:

Consumer Internet —Consumer Internet segment revenue is earned from online advertising sales and new and used car and auto-finance brokerage services on a cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat-fee basis.

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

•
New car brokerage revenue and the related auto-financing brokerage revenue and after-market sales revenue are recognized on a CPA basis.  Similar to a sales commission, this brokerage revenue is recognized on a net basis in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.  As contrasted to the gross revenue a car dealership would report, the Company reports brokerage revenue on a net basis as the Company does not bear inventory or credit risk, is not involved in the specification of the product and does not change the product or perform part of the services.

•	Revenue from flat-fee, listings-based services is based on a customer’s subscription to the service for up to 12 months and is recognized on a straight-line basis over the term of the subscription.

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

Software-related revenue is accounted for in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and interpretations. Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

Fees for stand-alone projects are fixed-bid and determined based on estimated effort and client billing rates since the Company can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer’s previously-licensed application. Recognition of the revenue and all related costs of these arrangements are deferred until delivery and acceptance of the project, in accordance with the terms of the contract.

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

The Company evaluates its marketable securities periodically for possible other-than-temporary impairment, and reviews factors such as length of time to maturity, the extent to which fair value has been below cost basis and the Company’s intent and ability to hold the marketable security for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for all securities is determined based on quoted market prices as of the valuation date as available, with the exception of one impaired asset where valuation is based on estimated fair market value.

    Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last level unobservable that may be used to measure fair value which are the following:

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

    The adoption of this statement with respect to the Company’s financial assets and liabilities did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

     In accordance with SFAS 157, the following table represents the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

Description	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$42,452	-	-	$42,452
Short term available-for-sale investments	14,961	3,679	626	19,266
Total	$57,413	3,679	626	$61,718

The Company has one Level 3 investment with an original cost basis of $2.0 million.  From December 2007 through June 30, 2009, the Company recorded in aggregate, an other-than temporary impairment loss of $1.1 million of which $53,000 was recorded during the six months ended June 30, 2009. During the same period, the Company received approximately $0.3 million in returned principal relating to this investment.  As of June 30, 2009, the current estimated fair value for this Level 3 investment was $0.6 million.  The Company reviews periodic reports of an outside valuation firm to monitor its Level 3 investment and engages in discussions with representatives of this firm, as needed, as inputs in determining the fair value of this investment.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical write-off experience and customer economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered.

Internal Use Software Development Costs —The Company has adopted the provisions of the AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

The Company has adopted the provisions of EITF No. 00-2, Accounting for Website Development Costs, in accounting for internal use website software development costs. EITF No. 00-2 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized pursuant to SOP 98-1.

Proprietary Software Development Costs — In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design.

    Business Combinations — The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company does not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies between the acquired businesses and the Company, and the acquired intellectual property. Identifiable intangible assets with finite lives are amortized over their useful lives. The results of operations of the acquired businesses were included in the Company’s Consolidated Financial Statements from the respective dates of acquisition.

        The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations (SFAS 141(R)), as of January 1, 2009, which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires, for all future acquisitions, the Company to record the present value of the most probable earnouts for all future years at the time of acquisition as an addition to goodwill. Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. Additionally, the Company is required to review its estimates on at least a quarterly basis. For the six months ended June 30, 2009, the Company did not enter into any agreements with earnout clauses.

        Goodwill — Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for as a purchase. Goodwill is carried at cost. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), requires the Company’s goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company’s impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. The Company has determined that its reporting units are equivalent to its Consumer Internet and Licensing operating segments for purposes of completing its SFAS 142 analysis. Goodwill is assigned to the reporting unit that is expected to benefit from the anticipated revenue and cash flows of the business combination.

       The Company utilizes a two-step approach to test goodwill for impairment. The first step is to determine the fair value of the Company’s reporting units using both the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly-traded companies are valued using Market Values of Invested Capital (MVIC) multiples (e.g., MVIC to revenue and MVIC to price/earnings ratio) and then these MVIC multiples are applied to the Company’s operating results to arrive at an estimate of value.  If the fair values exceed the carrying values, goodwill is not impaired. The second step, if necessary, measures the amount of any impairment by applying fair value-based tests to individual assets and liabilities. If the reporting unit's carrying value exceeds its fair value, the Company compares the fair value of the goodwill with the carrying value of the goodwill.  If the carrying value of goodwill for the Company exceeds the fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess. The Company performs this analysis during December of each fiscal year. No impairment loss was recorded for the years ended December 31, 2008, 2007 or 2006.

        Intangible Assets — Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

        Cost of Revenues — Cost of revenues represent expenses that vary proportionately with revenues and includes marketing expenses to fulfill specific customer advertising orders, direct development costs of licensing revenues, and costs of hosting websites.

        Sales and Marketing — Sales and marketing expenses include online marketing and advertising costs, sales promotion, compensation and benefits costs related to the Company’s sales and sales support staff, and the direct expenses associated with the Company’s sales force. The Company recognizes advertising expense at the time the advertisement is first published.

Technology —Technology expenses include compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, support, monitor and operate the Company’s websites and related technologies and to operate the Company’s internal technology infrastructure.

General and Administrative — General and administrative expenses include compensation, benefits, office expenses, and other expenses for executive, finance, legal, business development and other corporate and support-functions personnel. General and administrative expenses also include fees for professional services, insurance, business licenses, and provisions for doubtful accounts.

Depreciation and Amortization — Depreciation and amortization includes the depreciation expense of property, plant and equipment on a straight-line basis over the useful life of assets, and the amortization expense of (1) leasehold improvements over their remaining useful life or the lease period, whichever is shorter, (2) internal use and proprietary software development costs over the software’s estimated useful life and (3) intangible assets reflecting the period and pattern in which economic benefits are used.

Stock-Based Compensation and Stock-Based Charges — The Company has adopted the provisions of SFAS No. 123(R), Share-Based Payments (SFAS 123(R)), using the prospective approach and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under the prospective approach, the Company recognizes stock-based compensation expense for only those awards that were granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and transition rules of SFAS 123(R). Under SFAS 123(R), stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (the vesting period, generally four years), which the Company has elected to amortize on a straight-line basis. The amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate.

The Company has a net operating loss carry-forward as of June 30, 2009, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the six months ended June 30, 2009.

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

Income Taxes — The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

         In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

Earnings Per Share — The Company calculates net income per share in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to ordinary stockholders by the weighted average number of ordinary shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method as prescribed by SFAS 123(R). The Company maintains a dual-class structure of common stock. Earnings per share for each class are determined based on an allocation method that considers the participation rights in undistributed earnings or loss for each class. The Company's Class A and B common stock participate equally in any undistributed amounts.

Comprehensive Income — Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three and six months ended June 30, 2009 and 2008, the Company’s comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$2,545	$2,923	$4,808	$5,943
Foreign currency translation	330	(43)	221	125
Investments, fair value adjustment	320	(62)	(134)	60
Comprehensive income	$3,195	$2,818	$4,895	$6,128

Foreign Currency — The financial position and results of operations of the Company’s Canadian and British subsidiaries are measured using the Canadian Dollar and Pound Sterling as the functional currencies, respectively. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as foreign currency translation adjustment, a component of other comprehensive income (loss).

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

Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations in accordance with SFAS No. 52, Foreign Currency Translation.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP provides is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (FASB 157), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instrument (FSP FAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162, which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that this will have a material effect on its consolidated financial statements.

NOTE 4. INVESTMENTS

We consider investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified and primarily consist of investment grade securities that: (1) mature within the next 12 months; (2) have characteristics of short-term investments; or (3) are available to be used for current operating activities.

Short and long-term investments are classified as available-for-sale and carried at fair value based on quoted market prices. Investments are recorded net of unrealized gains or losses and the related tax impact thereon. Unrealized gains or losses are reported in stockholders’ equity as a component of accumulated other comprehensive income.

Available-for-sale investments at their estimated fair value and contractual maturities as of June 30, 2009 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$15,987	$45	$(4)	$16,028
Corporate debt securities	2,625	12	-	2,637
Equity securities	836	-	(235)	601

Total investments in available-for-sale securities	$19,448	$57	$(239)	$19,266

Contractual maturity dates for investment in bonds and notes:
Less than one year				$18,766
One to five years				500
				$19,266

Available-for-sale investments at their estimated fair value and contractual maturities as of December 31, 2008 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$3,689	$38	$(1)	$3,726
Corporate debt securities	6,705	67	(213)	6,559
Asset backed securities	2,745	-	(24)	2,721
Equity securities	642	75	-	717

Total investments in available-for-sale securities	$13,781	$180	$(238)	$13,723

Contractual maturity dates for investment in bonds and notes:
Less than one year				$10,050
One to five years				3,673
				$13,723

NOTE 5. ACQUISITIONS OF BUSINESSES AND INTANGIBLES

During the six months ended June 30, 2009 the Company completed 7 website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $5.1 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in those transactions amounted to $4.3 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $0.8 million.

During the six months ended June 30, 2008 the Company completed 21 website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $49.2 million. Goodwill recognized in those transactions amounted to $37.4 million and intangible assets amounted to $11.8 million.

The acquisitions the Company consummated during the six months ended June 30, 2009 are not material individually or in the aggregate, therefore, no pro forma financial results have been included.

NOTE 6. STOCK OPTIONS AND WARRANTS

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

The 2000 Stock Plan provides for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 2000 Stock Plan. Options granted generally begin vesting over a four-year period. Additional options granted to employees previously holding options under either the 1998 Stock Plan or the 2000 Stock Plan vest quarterly over four years. Options generally expire ten years from the date of grant.  The December 2007 amendment to the 2000 Stock Plan provided that (1) no further grants would be made under the plan, and (2) the options previously awarded under the plan were exercisable for Class A common stock.

On October 23, 2007, the Company adopted the 2007 Equity Plan, which, as amended and restated on December 21, 2007, provides for an aggregate of 1,868,251 shares of the Company’s Class A common stock to be available for stock-option and restricted stock awards, subject to annual increases of up to 1,500,000 shares for five years beginning in 2009. The number of shares available under the 2007 Equity Plan may be further increased by certain shares awarded under the 2007 Equity Plan, the 1998 Stock Plan, or the 2000 Stock Plan that are surrendered or forfeited after the effective date of the 2007 Equity Plan. The maximum number of shares available for awards will not exceed 12,282,006 and, unless earlier terminated by the Board of Directors, the 2007 Equity Plan will expire on October 23, 2017 and no further awards may be granted under the plan after that date.

The following table summarizes activity under the 1998 Stock Plan, the 2000 Stock Plan and the 2007 Equity Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2008	2,554,315	$3.65
Granted	16,500	5.06
Exercised	(113,583)	1.04
Forfeited/expired	(4,063)	4.70
Options outstanding at June 30, 2009	2,453,169	$3.78

The following table summarizes restricted stock activity under the 2007 Equity Plan:

	Number Of Restricted Shares	Approximate Price at Grant Date

Restricted Shares granted at December 31, 2008	642,333	$8.33
Granted	693,097	4.79
Exercised	(27,500)	7.73
Forfeited/expired	(10,285)	5.50
Restricted Shares outstanding at June 30, 2009	1,297,645	$6.48

At June 30, 2009, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company’s 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at a weighted average exercise price of $1.50 per share. All of these options were vested and exercisable at June 30, 2009 with 5.7 years of remaining contractual life.

NOTE 7. SEGMENT INFORMATION

The Company manages its business within two identifiable segments. The following tables present the summarized information by segment (in thousands):

	Consumer Internet	Licensing	Total
For the six months June 30, 2009
Revenues	$31,976	$14,780	$46,756
Investment and other (expense) income	476	(553)	(77)
Depreciation and amortization	6,478	1,348	7,826
Segment pre-tax income	3,543	4,611	8,154
Segment assets	$303,891	$76,590	$380,481

	Consumer Internet	Licensing	Total
For the six months ended June 30, 2008
Revenues	$34,378	$15,827	$50,205
Investment and other (expense) income	1,140	--	1,140
Depreciation and amortization	4,697	1,420	6,117
Segment pre-tax income	4,251	5,973	10,224
Segment assets	$303,647	$70,051	$373,698

NOTE 8. COMMITMENTS AND CONTINGENCIES

On October 7, 2008, the Company entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which the Company has access to a $35 million revolving line of credit that will mature on October 7, 2012.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization.  In addition, the obligations under the Loan and Security Agreement are secured by a lien on substantially all of the assets of the Company. There currently is no debt outstanding under the credit facility.

Contingencies — From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Based on the information presently available, including discussion with counsel, management believes that resolution of these matters will not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows.

Earnout Agreements — The Company has entered into earnout agreements as part of the consideration for certain acquisitions. The Company accounts for earnout consideration in accordance with SFAS 141(R) as an addition to goodwill and accrued expenses at the present value of all anticipated future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008. Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination, as an addition to compensation expense or goodwill in the period earned. As of June 30, 2009, the Company has paid earnouts totaling $3.6 million and anticipates that the most probable earnout amount for the remainder of 2009 will be approximately $0.5 million.  The Company cannot reasonably estimate maximum earnout payments, as a significant number of the Company’s acquisition agreements do not contain maximum payout clauses.

      Severance Payment Agreements — The Company has entered into severance payment agreements with certain members of management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

Legal Contingencies — On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against the Company and its subsidiaries, Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against the Company, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’ revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions. In December 2008, the Company filed a Motion to Dismiss the lawsuit for lack of personal jurisdiction that is pending. The Company believes these claims are without merit and intend to vigorously defend the lawsuit, but the Company cannot predict the outcome of this matter, and an adverse outcome could have a material impact on its financial condition, results of operations or cash flows.  Even if the Company is successful in defending the lawsuit, it may incur substantial costs and diversion of management time and resources to defend the litigation. The Company is not able to estimate a probable loss, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investors are cautioned that certain statements contained in this Report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give management’s expectations about the future and are not guarantees of performance.  Words like “believe,” “expect,” “anticipate,” “promise,” “plan” and other expressions or words of similar meaning, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may,” are generally intended to identify forward-looking statements.  Generally, forward-looking statements include projections of our revenues, income, earnings per share, capital structure, or other financial items; descriptions of our plans or objectives for future operations, products or services; forecasts of our future economic performance, interest rates, profit margins and our share of future markets; and descriptions of assumptions underlying or relating to any of the foregoing.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations and economic and market factors, among other things.  Such factors, many of which are beyond our control, could cause actual results and timing of selected events to differ materially from management’s expectations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Report.  References in this Report to “we,” “our,” “the Company” and “Internet Brands” refer to Internet Brands, Inc. and its consolidated subsidiaries, unless otherwise indicated.

Overview

 We are an Internet media company that owns, operates and grows branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information.  In addition to the vertical categories which we have historically operated, we have recently expanded to include a category in money & business.  With this expansion, our rapidly-growing network websites are now grouped into six vertical categories:  automotive, careers, home, money and business, shopping and travel & leisure.

We believe that as individuals increasingly use the Internet to pursue and share areas of passion, research topics of interest, and make purchases, both individuals and the advertisers who seek to market to them will demand access to online media in the form of vertical websites like ours. Vertical websites provide highly targeted content focused on specific categories of products and services.

We operate more than 90 websites that received in excess of 100,000 unique visitors during the month of June 2009, which are hereafter referred to as “principal websites.” Our international audiences account for approximately 25% of total monthly visitors to our websites in June 2009. Throughout this Report, we use Google analytics measurement services to report Internet audience metrics.  The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. We measure the total number of unique visitors to our websites by adding the number of unique visitors to each of our websites in a given month.  The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations in June 2009 include websites acquired in June 2009 on a pro forma basis. In June 2009, our websites attracted 50 million unique visitors, an increase of approximately 35% from 37 million unique visitors in June 2008, and 674 million page views, an increase of approximately 9% from 620 million page views in June 2008. The ratio of page views to unique visitors declined year-over-year primarily as a result of new website features that combined elements from multiple pages to single pages. More than 95% of the traffic to our websites is from non-paid sources.

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

During the period from January 1, 2009 through June 30, 2009, we completed seven website-related acquisitions in our Consumer Internet segment for an aggregate purchase price of $5.1 million. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform. We have historically been able to deploy capital for acquisitions efficiently, and then integrate acquired websites onto our platform quickly and effectively. Although we believe we will continue to identify, negotiate and purchase websites that meet our operating platform criteria, we cannot predict whether we can continue to purchase websites at the same rate and on similarly favorable terms.

Automotive Industry Developments

Sales of some of our automotive-related products and services depend on agreements and relationships with automotive manufacturers and dealerships.  Due to the pronounced impact of the global recession on the automotive industry, many automotive manufacturers are financially distressed, in particular, the U.S. headquartered manufacturers. The U.S. government has provided financial assistance to some of these manufacturers including Chrysler LLC (Chrysler) and General Motors Company (GM). On April 30, 2009, Chrysler filed for protection under Chapter 11 of the U.S. Bankruptcy Act.  On June 1, 2009, GM filed for protection under Chapter 11 of the U.S. Bankruptcy Act. As of the date of this Report, both Chrysler and GM have emerged from bankruptcy.  As of March 31, 2009, our Licensing Division had accounts receivables from Chrysler and GM of $2.0 million. During the quarter ended June 30, 2009, we collected approximately $1.4 million of these outstanding receivables.

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

Expenses

The largest component of our expenses is personnel. Personnel costs include salaries and benefits for our employees, commissions for our sales staff and stock-based compensation, which are categorized in our statements of operations based on each employee’s principal function (i.e., Sales and Marketing, Technology or General and Administrative). Cost of revenues represent direct expenses that vary proportionately with revenues and consist of development costs, including personnel costs, related to the licensing business, marketing costs directly related to the fulfillment of specific customer advertising orders and costs of hosting our websites. Sales and marketing expenses include both personnel and online marketing costs.  General and administrative expenses include personnel, audit, tax and legal fees, insurance and facilities costs.

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

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. Our revenues are derived from our Consumer Internet and Licensing segments.

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

•
Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the dealer or mortgage lender, following the execution of a service agreement and commencement of the services. Service agreements generally have a term of 12 months or less.

•
New car brokerage revenue and the related auto-financing brokerage revenue and after-market sales revenue are recognized on a CPA basis. Similar to a sales commission, this brokerage revenue is recognized on a net basis in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. As contrasted to the gross revenue a car dealership would typically report, we report brokerage revenue on a net basis as we do not bear inventory or credit risk, are not involved in the specification of the product and do not change the product or perform part of the services.

•
Revenue from flat-fee, listings-based services are based on a customer's subscription to the service for up to twelve months and are recognized on a straight-line basis over the term of the subscription.

Licensing

We enter into contractual arrangements with customers to license software and content products and to develop customized software; revenue is earned from software licenses, content syndication, maintenance fees and consulting services. Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations on our part remain. We do not offer a right of return on these products.

Software-related revenue is accounted for in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and interpretations thereof.  Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

Fees for stand-alone and post-implementation development and enhancement services are fixed-bid and determined based on estimated effort and client billing rates since we can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer’s previously-licensed application. Recognition of the revenue and all related costs of these arrangements are deferred until delivery and acceptance of the project, in accordance with the terms of the contract.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivables.  We determine the allowance based on historical write-off experience and customer economic data.  We review our allowance for doubtful accounts monthly.  Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when we believe that it is probable the receivable will not be recovered.

As of March 31, 2009, our Licensing Division had accounts receivables from Chrysler and GM of approximately $2.0 million.  As of June 30, 2009, these balances were $0.6 million, as we collected approximately $1.4 million.

Business Combinations

We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price has historically included the direct costs of the acquisition.  However, beginning in the first quarter of 2009, acquisition-related costs are expensed as incurred, in accordance with Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141(R)). Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable business assets acquired.

We have entered into earnout agreements which are contingent on the acquired business achieving agreed upon performance milestones. Earnout payments are not based on the seller’s on-going service to the Company; when the seller does provide services following the acquisitions, the cost of the seller’s services is recorded as compensation expense in the period the services were performed. We have historically accounted for earnout consideration as an addition to goodwill in the period earned. Beginning in the first quarter of 2009, in accordance with SFAS 141(R), for any new acquisitions with an earnout component, we will estimate the net present value of expected earnout payments and record such amount as an addition to goodwill and liability or equity, at the time of closing.  Subsequent changes of earnout projections are recorded on the statement of operations as other income or expense in the period of remeasurement.  If earnout projections are recorded as equity, then no subsequent remeasurement is required. We did not enter into any purchase agreements with earnouts during the first half of 2009.

Goodwill, Intangible Assets and the Impairment of Long-Lived Assets

 We assess the recoverability of the carrying value of long-lived assets. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We determined that our reporting units are equivalent to our Consumer Internet and Licensing operating segments for the purposes of completing our SFAS 142 analysis. Goodwill is assigned to the reporting unit that is expected to benefit from the anticipated revenue and cash flows of the business combination.

We utilize a two-step approach to test goodwill for impairment. The first step is to determine the fair value of our reporting units using the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly-traded companies are valued using Market Values of Invested Capital (MVIC) multiples (e.g., MVIC to revenue and MVIC to price/earnings ratio) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value. We perform this analysis during December of each fiscal year.

We completed our annual goodwill impairment test in December 2008 and determined that the carrying amount of goodwill was not impaired.

Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

We have acquired many companies in each of the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Provision for Income Taxes and Deferred Income Taxes

Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Accounting standards require us to establish a valuation allowance for that portion of our deferred tax assets for which it is more likely than not that we will not receive a future benefit. In making this judgment, all available evidence is considered, some of which, particularly estimates of future profitability and income tax rates, are subjective in nature. Estimates of deferred income taxes are based on management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.  Our effective income tax rate for the six months ended June 30, 2009 was 41.0%.

Seasonality

The automotive industry in which we provide consumer Internet products and services has historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. However, the current macroeconomic environment has overwhelmed the typically stronger automotive sales during the three months ended June 30, 2009. In 2008, we entered the online shopping category which has historically experienced relatively stronger sales in the fourth quarter.

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses

Cost of revenues	19.0	22.0	19.7	21.8
Sales and marketing	19.6	20.3	20.0	22.6
Technology	9.9	9.2	9.4	7.5
General and administrative	15.0	17.1	16.6	17.8
Depreciation and amortization of intangibles	17.2	13.3	16.7	12.2
Total operating expenses	80.7	81.9	82.4	81.9
Operating income	19.3	18.1	17.6	18.1
Investment and other (expense) income	(0.6)	2.2	(0.2)	2.3
Income from operations before income taxes	18.7	20.3	17.4	20.4
Provision for income taxes	7.7	8.7	7.1	8.6
Net income	11.0%	11.6%	10.3%	11.8%

Revenues
	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Revenues:
Consumer Internet	$15,787	$18,075	$(2,288)	(12.7)%	$31,976	$34,378	$(2,402)	(7.0)%
Licensing	7,441	7,189	252	3.5%	14,780	15,827	(1,047)	(6.6)%
Total revenues	$23,228	$25,264	$(2,036)	(8.1)%	$46,756	$50,205	$(3,449)	(6.9)%

Our revenues for the three-month period ended June 30, 2009, decreased $2.0 million, or 8%, over our revenues in the three-month period ended June 30, 2008.

Consumer Internet revenues decreased $2.3 million, or 13%.  This decrease was driven by a $3.5 million decrease in automotive e-commerce revenues due to continued weakness in consumer demand for automobiles resulting from the current economic climate.  Offsetting this decrease was a $1.2 million increase in total advertising revenue growth on a year-over-year basis, with organic growth from websites owned more than one year contributing significantly to the growth rate.  Such reduced advertising spending is consistent with the industry-wide downturn in the automotive sector.  This industry has generally been in a downward cycle that began in the second half of 2006, significantly deepened in the second half of 2008 and has continued into 2009.  We cannot predict how long this negative trend will continue, or when it will end or reverse.

Licensing revenues increased by $0.3 million, or 4%, during the three-month period ended June 30, 2009 compared to the prior year period.  This increase was primarily a result of continued growth of vBulletin software licenses. Had foreign exchange rates remained constant for the second quarter of 2008 through the second quarter of 2009, licensing revenues for the second quarter of 2009 would have been $0.4 million higher than reported.

Our revenues for the six-month period ended June 30, 2009, decreased $3.4 million, or 7%, over our revenues in the six-month period ended June 30, 2008.

Consumer Internet revenues decreased $2.4 million, or 7%, during the six-month period ended June 30, 2009 compared to the prior year period.  This was the result of a $6.3 million decrease in automotive e-commerce revenues.  As noted above, the decrease was due to continued weakness in consumer demand for automobiles resulting from the current economic climate.  Offsetting this decrease was a $3.9 million increase in advertising revenues, which was a result of acquisitions and organic growth relating to our other websites.

Licensing revenues decreased by $1.0 million, or 7%, during the six-month period ended June 30, 2009 compared to the prior year period.  Had foreign exchange rates remained constant for the six-month period ended June 30, 2008 through the six-month period ended June 30, 2009, licensing revenues for the six-month period ended June 30, 2009 would have been $0.9 million higher than reported.

Cost of revenues

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
Cost of revenues	$4,406	$5,558	$(1,152)	(20.7)%	$9,189	$10,945	$(1,756)	(16.0)%
% of revenues	19.0%	22.0%			19.7%	21.8%

Our cost of revenues decreased $1.2 million, or 21%, and $1.8 million, or 16%, in the three and six-month periods ended June 30, 2009, respectively, over the prior year periods.  The lower cost of revenues in both periods was driven by the decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in revenues from our automotive e-commerce business.

Operating expenses

Sales and Marketing

Three Months Ended	Increase (decrease)	Six Months Ended	Increase (decrease)
June 30,	2009 vs. 2008	June 30,	2009 vs. 2008
2009	2008	$	%	2009	2008	$	%
Sales and marketing	$4,561	$5,140	$(579)	(11.3)%	$9,337	$11,347	$(2,010)	(17.7)%
% of revenues	19.6%	20.3%	20.0%	22.6%

Sales and marketing expenses declined $0.6 million or 11%, in the three-month period ended June 30, 2009 over the prior year period; the decline relates to a $0.8 million reduction in headcount, and headcount-related costs from our automotive e-commerce business and lower search engine marketing costs. Partially offsetting this decline was a $0.2 million increase in headcount and headcount-related costs from our growth in websites.

Sales and marketing expenses declined $2.0 million or 18%, in the six-month period ended June 30, 2009 over the prior year period. The decline was due to reductions in headcount, and headcount-related costs from our automotive e-commerce business and lower search engine marketing costs.

Technology

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
Technology	$2,305	$2,333	$(28)	(1.2)%	$4,406	$3,753	$653	17.4%
% of revenues	9.9%	9.2%			9.4%	7.5%

Technology expenses were flat in the three-month period ended June 30, 2009 in comparison to the three-month period ended June 30, 2008. Technology expenses increased $0.7 million, or 17%, in the six-month period ended June, 30, 2009 compared to the six-month period ended June 30, 2008 due to additional headcount and support costs to maintain our growing number of websites.

General and administrative

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
General and administrative	$3,481	$4,310	$(829)	(19.2)%	$7,767	$8,959	$(1,192)	(13.3)%
% of revenues	15.0%	17.1%			16.6%	17.8%

General and administrative expenses decreased $0.8 million, or 19%, and $1.2 million, or 13%, in the three- and six- month periods ended June 30, 2009, respectively, over the prior year periods. The declines are due to lower bad debt expense and reductions in headcount related expenses.

Depreciation and amortization

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
Depreciation and amortization of intangibles	$3,983	$3,370	$613	18.2%	$7,826	$6,117	$1,709	27.9%
% of revenues	17.2%	13.3%			16.7%	12.2%

        Depreciation and amortization expenses increased $0.6 million, or 18%, and $1.7 million, or 28%, in the three- and six- month periods ended June 30, 2009, respectively, over the prior year periods, reflecting the increased value of intangible assets acquired over the past 12 months.

Investment and other (expense) income

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
Investment and other (expense) income	$(140)	$549	$(689)	(125.5)%	$(77)	$1,140	$(1,217)	(106.8)%
% of revenues	(0.6)%	2.2%			(0.2)%	2.3%

Investment and other income declined $0.7 million and $1.2 million in the three- and six-month periods ended June 30, 2009, respectively, over the prior year periods, primarily reflecting decreased interest income as well as unfavorable fluctuations in foreign currencies exchange rates. Lower interest rates on our investment portfolio are due to the current economic environment and the short-term investment horizon.  Also, during the six-month period ended June 30, 2009, we recorded a $53,000 loss as an impairment charge related to one of our short-term investments.

Provision for income taxes

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
Provision (benefit) from income taxes	$1,807	$2,179	$(372)	(17.1)%	$3,346	$4,281	$(935)	(21.8)%
% of revenues	7.7%	8.7%			7.1%	8.6%

Our provision for income taxes declined $0.4 million and $0.9 million in the three- and six- month periods ended June 30, 2009, respectively, over the prior year periods, a result of lower pre-tax income. The effective tax rates for the six-month periods ended June 30, 2009 and 2008 were 41.0% and 41.9%, respectively.

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

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows:

	Three months ended		Six months ended
	June, 30		June, 30
	2009	2008	2009	2008
	(unaudited)
Net income	$2,545	$2,923	$4,808	$5,943
Provision for income taxes	1,807	2,179	3,346	4,281
Depreciation and amortization	3,983	3,370	7,826	6,117
Stock-based compensation	869	550	1,544	1,207
Investment and other income (expense)	140	(549)	77	(1,140)

Adjusted EBITDA	$9,344	$8,473	$17,601	$16,408

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities and private and public sales of our common stock. At June 30, 2009, we had $61.7 million in cash, cash equivalents and available-for-sale investments; these investments are comprised mainly of U.S. government and debt securities.

Our principal sources of liquidity are cash, cash equivalents and available-for-sale investments, as well as the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, available-for-sale investments, cash generated from operations, and the net proceeds from the initial public offering of our Class A common stock will be sufficient to satisfy our currently-anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services.

On October 7, 2008, we entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which we will have the right to borrow up to a $35 million revolving line of credit that will mature on October 7, 2012.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to Adjusted EBITDA. In addition, the obligations under the Loan and Security Agreement are secured by a lien on substantially all of the assets of the Company.  We have no debt outstanding under this revolving line of credit.

Operating Activities

We generated $19.5 million of net cash from operating activities for the six months ended June 30, 2009, compared to $16.2 million for the same period in 2008, primarily through net income of $4.8 million and increased collections of accounts receivables of $7.0 million during the six months ended June 30, 2009.

Acquisitions Activities

During the six months ended June 30, 2009 cash used in acquisition-related activities, including acquisition and earnout payments, totaled $11.4 million.  Seven website-related acquisitions were completed during the six months ended June 30, 2009 for an aggregate purchase price of $5.1 million. The preliminary amounts of goodwill recognized in the second quarter transactions amounted to $4.3 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $0.8 million.

During the six months ended June 30, 2008 we completed 21 website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $49.2 million. The goodwill recognized in those transactions amounted to $37.4 million and intangible assets amounted to $11.8 million.

        We have entered into earnout agreements as part of the consideration for certain acquisitions.  We account for earnout consideration in accordance with SFAS 141(R) as an addition to goodwill and accrued expenses at the present value of all anticipated future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.  Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination, as an addition to compensation expense or goodwill in the period earned. As of June 30, 2009, we have paid earnouts totaling $3.6 million and anticipate that the most probable earnout amounts to be paid for the remainder of 2009 will be $0.5 million.  We cannot reasonably estimate maximum earnout payments as a significant number of agreements do not contain maximum payout clauses. Earnouts related to each website business are contingent upon achievement of agreed upon performance milestones such as future website traffic, page views, revenue growth and operating income.  A significant portion of earnout payments is triggered upon achieving significant revenue and operating income milestones and is specifically designed such that the additional cash flow outweighs the liquidity impact of the earnout payments.   As a result, we do not believe that future earnout payments will have a significant impact on our liquidity and cash position.

Contingencies

From time to time, we have been party to various litigation and administrative proceedings relating to claims arising from operations in the normal course of business. Based on the information presently available, including discussion with counsel, management believes that resolution of these matters will not have a material adverse effect on our business, consolidated results of operations, financial condition, or cash flows; see Part II, Item 1, “Legal Proceedings.”

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP provides is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (APB 28-1). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1) and APB 28-1, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162, which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe that this will have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2009, we had cash and cash equivalents of $42.4 million, which consisted primarily of cash and U.S. government debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $19.3 million, which consisted primarily of U.S. government and corporate debt securities with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting during the second quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

 On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against us and our subsidiaries,  Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services we and our Autodata subsidiaries offer violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against us, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’  revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against us, Autodata and Autodata Solutions.  In December 2008, we filed a Motion to Dismiss for lack of personal jurisdiction, which is pending.  We believe these claims are without merit and intend to vigorously defend the lawsuit, but we cannot predict the outcome of this matter, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if we are successful in defending the lawsuit, we may incur substantial costs and diversion of management time and resources to defend the litigation. We are not able to estimate a probable loss, if any.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 6, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On April 16, 2009, the record date of our Annual Meeting of Stockholders, we had 41,661,160 shares of Class A common stock and 3,025,000 shares of Class B common stock outstanding. At the Annual Meeting, holders of 38,676,770 shares of Class A common stock and 3,025,000 shares of Class B common stock were either present in person or represented by proxy. The 3,025,000 shares of Class B common stock represented 60,500,000 votes by their holders.  The following sets forth information regarding the certified results of the voting at the Annual Meeting held on June 11, 2009:

Proposal No. 1 - Election of Directors

We received stockholder approval for re-election of the following directors:

Director	Votes in Favor	Withheld

Robert N. Brisco	98,894,950	281,670

Howard Lee Morgan	99,086,671	89,949

Kenneth B Gilman	99,084,471	92,149

Marcia Goodstein	99,047,518	129,102

William Gross	99,047,518	129,102

Martin R. Melone	99,065,498	111,122

James R. Ukropina	99,080,358	96,262

Proposal No. 2 – Amendment to Restated Certificate of Incorporation to Preserve Value of our Tax Net Operating Losses (NOL)

 We received stockholder approval to amend our certificate of incorporation in order to protect our NOL asset from any person, company or investment firm that wishes to become a 5% stockholder of the Company. Such entities must now first obtain a waiver from our Board of Directors. In addition, any existing entities that are 5% stockholders of Internet Brands cannot make any additional purchases of our common stock without a waiver from our Board of Directors. Full details of the NOL Protective Amendment are contained in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2009.

Common Stock Class	Total Possible Votes	Votes in Favor	% of Possible Votes in Favor	Against	Abstained	Broker Non-Vote

Classes A & B Common Stock	102,161,160	98,730,193	96.6	441,514	4,913	-

Class A Common Stock	41,661,160	38,230,193	91.8	441,514	4,913

Class B Common Stock	60,500,000	60,500,000	100	-	-

Non-Idealab-owned Stock	35,091,499	31,660,532	90.2	441,514	4,913

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET BRANDS, INC.

Date: August 3, 2009	By:	/s/ Robert N. Brisco
Robert N. Brisco
President, Chief Executive Officer, and Director Principal Executive Officer

Date: August 3, 2009	By:	/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002