Form 10-K/A
INTERNET BRANDS, INC.
filed 2009-09-08
CIK 1080131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Internet Brands, Inc. for the fiscal year ended December 31, 2008, which we previously filed with the Securities and Exchange Commission, or the SEC, on March 6, 2009 (the “Original Filing”).

In response to a comment letter we received from the SEC, we are amending  the Original Filing Part IV, Item 15, Exhibits 31.1 and 31.2, certifications required under Exchange Act rules 13a-14(a) and 15d-14(a), solely to include introductory language in paragraph 4 referring to internal control over financial reporting.

Except as described above, we have not modified or updated other disclosures presented in the Original Filing. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Filing and does not reflect events occurring after the filing of the Original Filing.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(3)  Exhibits

31.1*	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET BRANDS, INC.

Date: September 8, 2009	By:	/s/ Robert N. Brisco
Robert N. Brisco
President, Chief Executive Officer, and Director Principal Executive Officer

Date: September 8, 2009	By:	/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer Principal Financial and Accounting Officer