Form 10-Q
period 2009-09-30
INTERNET BRANDS, INC.
filed 2009-11-04
CIK 1080131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes   ☒    No   

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
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
Yes   ☐    No   ☒

The number of shares outstanding of the Registrant’s Class A common stock and Class B common stock as of October 30, 2009 was 42,077,630 and 3,025,000, respectively.

INTERNET BRANDS, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$44,516	$43,648
Investments, available for sale	18,710	13,723
Accounts receivable, less allowances for doubtful accounts of $754 and $1,513
at September 30, 2009 and December 31, 2008, respectively	13,282	16,353
Deferred income taxes	4,188	9,591
Prepaid expenses and other current assets	935	1,299
Total current assets	81,631	84,614

Property and equipment, net	14,311	11,460
Goodwill	215,382	203,806
Intangible assets, net	21,432	24,556
Deferred income taxes	56,577	56,262
Other assets	480	767

Total assets	$389,813	$381,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$12,721	$17,043
Deferred revenue	6,962	7,325
Total current liabilities	19,683	24,368

Other long term liabilities	271	-

Commitments and contingencies

Stockholders’ equity

Class A Common stock, $.001 par value; 125,000,000 shares
authorized; 42,077,527 and 40,946,826 issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	42	41

Class B Common stock, $.001 par value; 6,050,000 authorized;
3,025,000 shares issued and outstanding at September 30, 2009
and December 31, 2008, respectively	3	3

Additional paid-in capital	611,609	607,434
Accumulated deficit	(242,315)	(250,418)
Accumulated other comprehensive income	520	37
Total stockholders’ equity	369,859	357,097

Total liabilities and stockholders’ equity	$389,813	$381,465

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Consumer Internet	$16,648	$18,364	$48,624	$52,743
Licensing	8,674	8,489	23,454	24,315
Total revenues	25,322	26,853	72,078	77,058

Costs and operating expenses
Cost of revenues (excluding depreciation and amortization)	4,470	6,658	13,659	17,603
Sales and marketing (1)	4,675	5,155	14,012	16,502
Technology (1)	2,660	2,610	7,066	6,363
General and administrative (1)	3,697	4,030	11,464	12,989
Depreciation and amortization of intangibles	4,194	3,675	12,020	9,792
Total costs and operating expenses	19,696	22,128	58,221	63,249

Income from operations	5,626	4,725	13,857	13,809
Investment and other (expense) income	(8)	(1,137)	(85)	3
Income before income taxes	5,618	3,588	13,772	13,812
Provision for income taxes	2,323	1,026	5,669	5,307
Net income	$3,295	$2,562	$8,103	$8,505

Basic net income per share - Class A	$0.08	$0.06	$0.19	$0.20
Diluted net income per share - Class A	$0.07	$0.06	$0.18	$0.19

Basic net income per share - Class B	$0.08	$0.06	$0.19	$0.20
Diluted net income per share - Class B	$0.07	$0.06	$0.18	$0.19

Class A weighted average number of shares - Basic	40,598,449	40,034,161	40,409,920	39,927,105
Class A weighted average number of shares - Diluted	46,498,811	45,046,551	45,846,679	45,024,356

Class B weighted average number of shares - Basic and Diluted	3,025,000	3,025,000	3,025,000	3,025,000

(1) Stock-based compensation expense by function
Sales and marketing	$108	$87	$301	$213
Technology	50	41	144	92
General and administrative	716	537	1,973	1,567

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 31,
	2009	2008
Cash flows from operating activities
Net income	$8,103	$8,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,020	9,792
Provision for bad debt reserve	40	1,055
Stock based compensation	2,418	1,872
Deferred income taxes	4,931	5,166
Unrealized loss on investments	-	243
Realized gain on sale of investments	(30)	(25)
Loss on disposal of fixed assets	26	-
Amortization of premium on investments	(117)	(639)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	3,270	(4,244)
Prepaid expenses and other current assets	358	692
Other assets	289	(756)
Accounts payable and accrued expenses	(2,533)	1,171
Deferred revenue	(1,685)	505
Net cash provided by operating activities	27,090	23,337

Cash flows from investing activities
Purchases of property and equipment	(1,549)	(2,252)
Capitalized internal use software costs	(5,473)	(4,011)
Purchases of investments	(32,872)	(73,341)
Proceeds from sales and maturities of investments	28,050	110,131
Acquisitions, net of cash acquired, and earnouts	(15,265)	(63,236)
Net cash used in investing activities	(27,109)	(32,709)

Cash flows from financing activities
Net proceeds from issuance of common stock and exercise of stock options	222	1,460
Repurchases of restricted common stock	-	(66)
Payments on capital lease obligations	(13)	-
Net cash provided by financing activities	209	1,394
Effect of exchange rate changes on cash and cash equivalents	678	1,137
Net increase (decrease) in cash and cash equivalents	868	(6,841)
Cash and cash equivalents
Beginning of period	43,648	31,780
End of period	$44,516	$24,939

Supplemental schedule of non-cash consolidated cash flow information:
Tax payments	$2,775	$463

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The Company —Internet Brands, Inc. (the “Company”) is an Internet media company that owns, operates and grows branded websites in categories marked by high consumer involvement, strong advertising spending, and significant fragmentation in offline sources of consumer information. The Company’s network of websites attracts large audiences researching high-value or specialty products or services, enabling it to sell targeted advertising.

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

Revenue Recognition —The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.   The Company’s revenues are derived from:

Consumer Internet — Consumer Internet segment revenue is earned from online advertising sales on a cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat-fee basis.

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

•
Under the CPA format, the Company earns revenues based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through its websites. Revenue is recognized at the time of the transaction.

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

Software-related revenue is accounted for in accordance with the ASC 985-605 (previously American Institute of Certified Public Accountants’ (AICPA) Statement of Position SOP) No. 97-2 Software Revenue Recognition) and interpretations. Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

Fees for stand-alone projects are fixed-bid and determined based on estimated effort and client billing rates since the Company can reasonably estimate the required effort to complete each project or each milestone within the project. There are no non-software deliverables and the functionality delivered is specific to a customer’s previously-licensed application. Recognition of the revenue and all related costs of these arrangements are deferred until delivery and acceptance of the projects in accordance with the terms of the contract.

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

The Company evaluates its marketable securities periodically for possible other-than-temporary impairment, and it reviews factors such as length of time to maturity, the extent to which fair value has been below cost basis and the Company’s intent and ability to hold the marketable security for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for all securities is determined based on quoted market prices as of the valuation date as available, with the exception of one impaired asset where valuation is based on estimated fair market value.

Effective January 1, 2008, the Company adopted ASC 820-10 (previously Statement of Financial Accounting Standard (SFAS) No. 157), Fair Value Measurements). ASC 820-10 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last level unobservable, that may be used to measure fair value which are the following:

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

        The adoption of this statement with respect to the Company’s financial assets and liabilities did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.  In accordance with ASC 820-10, the following table represents the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

Description	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$44,516	-	-	$44,516
Short term available-for-sale investments	16,200	1,974	536	$18,710

Total	$60,716	$1,974	$536	$63,226

The Company has one Level 3 investment with an original cost basis of $2.0 million.  From December 2007 through September 30, 2009, the Company recorded in aggregate, an other-than temporary impairment loss of $1.1 million of which $53,000 was recorded during the nine months ended September 30, 2009. During the same period, the Company received approximately $0.4 million in returned principal relating to this investment.  As of September 30, 2009, the current estimated fair value for this Level 3 investment was $0.5 million.  The Company reviews periodic reports of an outside valuation firm to monitor its Level 3 investment and engages in discussions with representatives of this firm, as needed, as inputs in determining the fair value of this investment.

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

Internal Use Software Development Costs —The Company has adopted the provisions of the ASC 350-40 (previously SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use), which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

The Company has adopted the provisions of ASC 350-50 (previously EITF 00-2, Accounting for Website Development Costs), in accounting for internal use website software development costs. ASC 350-50 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized pursuant to ASC 350-40.

Proprietary Software Development Costs — In accordance with ASC 985-20 (previously SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended)), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design.

Business Combinations — The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company does not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies between the acquired businesses and the Company, and the acquired intellectual property. Identifiable intangible assets with finite lives are amortized over their useful lives. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition.

The Company has adopted ASC 805 (previously SFAS 141R, Business Combinations), as of January 1, 2009 which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 requires the Company to record the present value of the most probable earnouts for all future years at the time of acquisition as an addition to goodwill. Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. Additionally, the Company is required to review its estimates on at least a quarterly basis. For the nine months ended September 30, 2009, the Company entered into one agreement with an earnout clause and estimated the probable future earnout as an addition to goodwill in accordance with ASC 805.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for as a purchase. Goodwill is carried at cost. In accordance with ASC 350-20 (previously SFAS 142, Goodwill and Other Intangible Assets), the Company is required to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company’s impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. The Company has determined that its reporting units are equivalent to its Consumer Internet and Licensing operating segments for the purposes of completing its ASC 350-20 analysis. Goodwill is assigned to the reporting unit that is expected to benefit from the anticipated revenue and cash flows of the business combination.

The Company utilizes a two-step approach to testing goodwill for impairment. The first step is to determine the fair value of the Company’s reporting units using both the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly-traded companies are valued using Market Values of Invested Capital (MVIC) multiples (i.e., MVIC to revenue and MVIC to Enterprise Value/EBITDA ratio) and then these MVIC multiples are applied to the Company’s operating results to arrive at an estimate of value.  If the fair values exceed the carrying values, goodwill is not impaired. The second step, if necessary, measures the amount of any impairment by applying fair value-based tests to individual assets and liabilities. If the reporting unit's carrying value exceeds its fair value, the Company compares the fair value of the goodwill with the carrying value of the goodwill.  If the carrying value of goodwill for the Company exceeds the fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess. The Company performs this analysis during December of each fiscal year. No impairment loss was recorded for the years ended December 31, 2008, 2007 or 2006.

Intangible Assets — Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

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

Technology —Technology expenses include compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure.

General and Administrative — General and administrative expenses include compensation, benefits, office expenses, and other expenses for executive, finance, legal, business development and other corporate and support-functions personnel. General and administrative expenses also include fees for professional services, insurance, business licenses, and provisions for doubtful accounts.

Depreciation and Amortization — Depreciation and amortization includes the depreciation expense of property, plant and equipment on a straight-line basis over the useful life of assets, and the amortization expense of (1) leasehold improvements over their remaining useful life or the lease period, whichever is shorter, (2) internal use and proprietary software development costs over the software’s estimated useful life, and (3) intangible assets reflecting the period and pattern in which economic benefits are used.

Stock-Based Compensation and Stock-Based Charges — The Company has adopted the provisions of ASC 718 (previously SFAS No. 123R, Share-Based Payments), using the prospective approach and, accordingly, prior periods have not been restated to reflect the impact of ASC 718. Under the prospective approach, the Company recognizes stock-based compensation expense for only those awards that were granted subsequent to December 31, 2005 and any previously existing awards that are subject to variable accounting, including certain stock options that were exercised with notes in 2003, until the awards are exercised, forfeited, or contractually expire in accordance with the prospective method and transition rules of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (the vesting period, generally four years), which the Company has elected to amortize on a straight-line basis. The amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate.

The Company has a net operating loss carry-forward as of September 30, 2009, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine months ended September 30, 2009.

Leases —The Company leases office space and data centers under operating lease agreements with original lease periods up to 8 years. Certain of the lease agreements contain rent escalation provisions which are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for the purposes of recognizing lease expense on a straight-line basis over the term of the lease. The Company leases certain information technology equipment under a capital lease arrangement in accordance with ASC 840 (previously SFAS No. 13, Leases). The present value of the lease obligation is recorded in the liability section of the consolidated balance sheet.

Income Taxes — The Company accounts for income taxes under ASC 740 (previously SFAS No. 109, Accounting for Income Taxes). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

In July 2006, the FASB issued ASC 740-10  (previously Financial Interpretation No. 48, Accounting for Income Taxes— Interpretation of Topic 740). ASC 740-10 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of ASC 740-10 are reported as an adjustment to the opening balance of retained earnings in the period of adoption. ASC 740-10 is effective for fiscal years beginning after December 15, 2006.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In general, the Company is no longer subject to U.S. federal tax examinations for tax years ended prior to 2006 and for state tax examinations for tax years ended prior to 2005. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Earnings Per Share — The Company calculates net income per share in accordance with ASC 260-10 (previously SFAS 128, Earnings per Share), which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to ordinary stockholders by the weighted average number of ordinary shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method as prescribed by ASC 260-10. The Company maintains a dual-class structure of common stock. Earnings per share for each class are determined based on an allocation method that considers the participation rights in undistributed earnings or losses for each class. The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Earnings per share for the three and nine month period ended September 30, 2009 and 2008 are as follows (in thousands except for share and per share information):

	Three Months ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B

Numerator—basic and diluted:
Net income attributable to common stockholders, basic	$3,060	$235	$2,382	$180

Conversion of Class B to Class A shares	235	-	180	-
Reallocation of undistributed earnings to Class B shares	-	(20)	-	(8)
Net income attributable to common stockholders, diluted	$3,295	$215	$2,562	$172

Denominator:
Weighted-average common shares	41,897,181	3,025,000	40,784,584	3,025,000
Weighted-average unvested restricted stock subject to repurchase	(1,298,732)	-	(750,423)	-

Denominator for basic calculation	40,598,449	3,025,000	40,034,161	3,025,000
Weighted-average effect of dilutive securities:
Conversion of Class B to Class A shares	3,025,000	-	3,025,000	-
Employee stock options	1,576,630	-	1,236,967	-
Unvested restricted stock subject to repurchase	1,298,732	-	750,423	-
Denominator for diluted calculation	46,498,811	3,025,000	45,046,551	3,025,000

Net income per share—basic	$0.08	$0.08	$0.06	$0.06
Net income per share—diluted	$0.07	$0.07	$0.06	$0.06

	Nine months ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
Numerator—basic and diluted:
Net income attributable to common stockholders, basic	$7,539	$564	$7,906	$599

Conversion of Class B to Class A shares	564	-	599	-
Reallocation of undistributed earnings to Class B shares	-	(30)	-	(28)
Net income attributable to common stockholders, diluted	$8,103	$534	$8,505	$571

Denominator:
Weighted-average common shares	41,605,962	3,025,000	40,619,761	3,025,000
Weighted-average unvested restricted stock subject to repurchase	(1,196,042)	-	(692,656)	-

Denominator for basic calculation	40,409,920	3,025,000	39,927,105	3,025,000
Weighted-average effect of dilutive securities:
Conversion of Class B to Class A shares	3,025,000	-	3,025,000	-
Employee stock options	1,215,717	-	1,379,595	-
Unvested restricted stock subject to repurchase	1,196,042	-	692,656	-
Denominator for diluted calculation	45,846,679	3,025,000	45,024,356	3,025,000

Net income per share—basic	$0.19	$0.19	$0.20	$0.20
Net income per share—diluted	$0.18	$0.18	$0.19	$0.19

    Comprehensive Income — Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three and nine months ended September 30, 2009 and 2008, the Company’s comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income	$3,295	$2,562	$8,103	$8,505
Foreign currency translation	409	1,209	631	1,333
Investments, fair value adjustment	(14)	(85)	(148)	(25)

Comprehensive income	$3,690	$3,686	$8,586	$9,813

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

Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations in accordance with ASC 830 (previously SFAS No. 52, Foreign Currency Matters).

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of the ASU on its consolidated financial statements.

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

Available-for-sale investments at their estimated fair value and contractual maturities as of September 30, 2009 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$17,812	$64	$(1)	$17,875
Corporate debt securities	820	15	-	835
Total investments in available-for-sale securities	$18,632	$79	$(1)	$18,710

Contractual maturity dates for investment in bonds and notes:
Less than one year				$18,455
One to five years				255
				$18,710

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
				$13,723

NOTE 5. ACQUISITIONS OF BUSINESSES AND INTANGIBLES

During the nine months ended September 30, 2009 the Company completed eleven website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $11.8 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in those transactions amounted to $7.7 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $4.1 million.

During the nine months ended September 30, 2008 the Company completed 25 website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $59.9 million. Goodwill recognized in those transactions amounted to $45.4 million and intangible assets amounted to $14.5 million.

The acquisitions consummated during the nine months ended September 30, 2009 are not material individually; however, in aggregate they represent a material portion of our net income. The unaudited pro forma results presented below include the effect of these acquisitions as if they were consummated as of January 1, 2008. The pro forma results do not include the effect of anticipated synergies which typically drive the growth in revenue and earnings that arise once these acquisitions have been moved onto the Company’s operating platform.

The unaudited pro forma financial information below is not necessarily indicative of either future results of operations nor of results that might have been achieved had the acquisitions been consummated as of January 1, 2008 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$25,812	$27,643	$72,825	$78,277
Income from operations	5,748	4,922	14,044	14,114
Net income	3,368	2,680	8,215	8,688
Basic net income per share	$0.08	$0.06	$0.19	$0.20
Diluted net income per share	$0.07	$0.06	$0.18	$0.19

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

    The following table summarizes option activity under the 1998 Stock Plan, 2000 Stock Plan and 2007 Equity Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2008	2,554,315	$3.65
Granted	16,500	5.06
Exercised	(249,580)	1.07
Forfeited/expired	(8,563)	5.65
Options outstanding at September 30, 2009	2,312,672	$3.93

The following table summarizes restricted stock activity under the 2007 Equity Plan:

	Number Of Restricted Shares	Approximate Price at Grant Date

Restricted Shares granted at December 31, 2008	642,333	$8.33
Granted	716,133	4.64
Exercised	(27,500)	7.73
Forfeited/expired	(10,285)	5.50
Restricted Shares outstanding at September 30, 2009	1,320,681	$6.37

At September 30, 2009, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company’s 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at a weighted average exercise price of $1.50 per share. All of these options were vested and exercisable at September 30, 2009 with 5.4 years of remaining contractual life.

NOTE 7. SEGMENT INFORMATION

The Company manages its business within two identifiable segments. The following tables present the summarized information by segment (in thousands):

	Consumer Internet	Licensing	Total
For the nine-month period ended September 30, 2009
Revenues	$48,624	$23,454	$72,078
Investment and other income (loss)	938	(1,023)	(85)
Depreciation and amortization	9,898	2,122	12,020
Segment pre-tax income	7,532	6,240	13,772
Segment assets	$312,682	$77,131	$389,813

	Consumer Internet	Licensing	Total
For the nine-month period ended September 30, 2008
Revenues	$52,743	$24,315	$77,058
Investment and other income (loss)	(2,733)	2,736	3
Depreciation and amortization	7,690	2,102	9,792
Segment pre-tax income	7,569	6,243	13,812
Segment assets	$303,280	$74,157	$377,437

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

Earnout Agreements — The Company has entered into earnout agreements as part of the consideration for certain acquisitions. The Company accounts for earnout consideration in accordance with ASC 805 as an addition to goodwill and accrued expenses at the present value of all anticipated future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008. Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination, as an addition to compensation expense or goodwill in the period earned. As of September 30, 2009, the Company paid earnouts totaling $3.7 million and anticipates that the most probable earnout amount for the remainder of 2009 will be zero.  The Company cannot reasonably estimate maximum earnout payments, as a significant number of the Company’s acquisition agreements do not contain maximum payout clauses.

      Capital Lease Obligations — The Company has entered into leases for certain information technology equipment and software and has accounted for them as capital leases in accordance with ASC 840 (previously SFAS No. 13, Leases). As of September 30, 2009, the Company has assets of $0.5 million of net property, plant and equipment with short-term liabilities of $0.2 million and long-term liabilities of $0.3 million recorded on its consolidated balance sheet associated with these capital leases. The Company’s future minimum lease payments, including interest and service fees, over the next five years are as follows (in thousands):

2009	$80
2010	159
2011	159
2012	80
2013	-
478
Less: interest expense	(22)

Present value of
minimum lease payments	$456

Severance Payment Agreements — The Company has entered into severance payment agreements with certain members of its management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

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

On August 12, 2009, the Company, Autodata and Autodata Solutions filed suit in the District Court of Travis County, Texas, in which the Company asserts unauthorized disclosure, misappropriation and conversion of proprietary, trade secret and confidential information imparted by us to Versata Software and Versata Development in 1997 and 1998.  The Company alleges that Versata Software and Versata Development disclosed such confidential information to the U.S. Patent & Trademark Office in their applications for U.S. Patent No. 7,130,821 and U.S. Patent No. 7,206,756, and claimed it as their own.  The Company petition seeks declaratory relief to quiet title resulting from Versata Software and Versata Development’s claimed ownership of the technology and confidential information underlying the patents as well as unspecified damages, attorneys’ fees and costs.

On August 12, 2009, Versata Software and Versata Development filed suit for declaratory judgment against the Company, Autodata and Autodata Solutions, in the United States District Court for the Western District of Texas, Austin Division, alleging apprehension of a potential lawsuit by the Company against them for their breach of a confidentiality agreement between the parties.

The Company believes these claims against it are without merit and intend to vigorously defend the lawsuits, but the Company cannot predict the outcome of these matters, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if the Company is successful in defending the lawsuits, the Company may incur substantial costs and diversion of management time and resources to defend the litigation. The Company is not able to estimate a probable loss, if any.

NOTE 9. SUBSEQUENT EVENTS

On October 15, 2009, Internet Brands, Inc., entered into a Second Amendment to Office Lease (the “Lease Amendment”) with Kilroy Realty, L.P., to amend the Office Lease, dated June 25, 2004, as amended by First Amendment to Office Lease, dated November 11, 2005, relating to the Company’s corporate headquarters, including administration, operations, technology, and sales and marketing departments.

The Lease Amendment, which commences on July 1, 2010, extends for a period of 4 years the term of the Company’s lease of approximately 54,000 square feet of office space in El Segundo, California, such that the lease expires on June 30, 2014.  Under the terms of the Lease Amendment, the total aggregate base rent for the facilities for the period from July 1, 2010 through June 30, 2014 is approximately $5.4 million. The Lease Amendment also provides an option to further renew the lease for two additional years on substantially the same terms, a tenant improvement allowance, and certain expansion rights, among other provisions.

On November 3, 2009, the Company entered into amended and restated severance payment agreement with Scott A. Friedman, the Company’s Chief Financial Officer. Pursuant to the terms of Mr. Friedman’s executive severance payment agreement, in the event Mr. Friedman is terminated without cause (as defined in the agreement), he will be entitled to receive a lump sum payment equal to nine months’ base salary plus 75% of his maximum annual cash bonus target, and up to nine months continued participation in our employee benefit plans. In the event of a change of control (as defined in the agreement), the vesting of equity grants will accelerate and vest on a daily pro-rata basis until the date immediately prior to the closing date of the change of control.  Then, 50% of the remaining unvested portion of Mr. Friedman’s equity grants will automatically vest immediately prior to the change of control.  In addition, we or our successor entity will reserve amounts sufficient to pay the remaining 50% of unvested equity grants, and such remaining equity grants will continue to vest through the earlier of the first anniversary of the closing date of the change of control transaction, or Mr. Friedman’s termination without cause, upon which date all remaining unvested equity grants will automatically vest and he will be paid all amounts reserved for such purpose.

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

We have continued to expand and diversify our vertical website categories to capture these highly focused audiences and their advertisers.  In addition to the six vertical categories which we have historically operated in automotive, careers, home, money and business, shopping and travel & leisure, we have recently added a seventh category in health.  Our health-related websites provide news, information and resources to help consumers manage their health, nutrition and fitness and locate health care providers in a variety of specialties.  We operate more than 90 websites that received in excess of 100,000 unique visitors during the month of September 2009, which are hereafter referred to as “principal websites.” More than 96% of the traffic to our websites is from non-paid sources.  Our international audiences account for approximately 25% of total monthly visitors to our websites in September 2009.

Throughout this Report, we use Google analytics measurement services to report Internet audience metrics.  The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. We measure the total number of unique visitors to our websites by adding the number of unique visitors to each of our websites in a given month.  The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations for the third quarter of 2009 include websites acquired in September 2009 on a pro forma basis.  In the third quarter of 2009, our websites’ monthly average was 50 million unique visitors, an increase of approximately 25% from 40 million unique visitors in the third quarter of 2008, and an average of 679 million page views in the third quarter of 2009, an increase of approximately 6% from 639 million page views in the third quarter of 2008.   The ratio of page views to unique visitors declined year-over-year primarily as a result of new website features that combined elements from multiple pages to single pages.

We also license our content and Internet technology products and services to major companies and individual website owners around the world. Our subsidiaries, Autodata Solutions, Inc. and Autodata Solutions Company, are suppliers of licensed content and technology services to the automotive industry, serving most of the major U.S., Japanese and European automotive manufacturers. Throughout this Report, we refer to the business of Autodata Solutions, Inc. and Autodata Solutions Company as the “Autodata Solutions division.”  We also own and operate vBulletin software, which allows website owners to offer online community features, such as a bulletin board. The vBulletin product is designed to be easily downloaded and installed by the user, and provides a variety of features that are both secure and scalable.  We directly market vBulletin on the Internet and have sold more than 100,000 licenses to date.

During the period from January 1, 2009 through September 30, 2009, we completed eleven website-related acquisitions in our Consumer Internet segment for an aggregate purchase price of $11.8 million. We expect to continue to grow our business by acquiring additional websites and improving and growing our existing websites through the application of our operating platform. We have historically been able to deploy capital for acquisitions efficiently, and then integrate acquired websites onto our platform quickly and effectively. Although we believe we will continue to identify, negotiate and purchase websites that meet our operating platform criteria, we cannot predict whether we can continue to purchase websites at the same rate and on similarly favorable terms.

Our Revenues

We derive our revenues from two segments: Consumer Internet and Licensing. In our Consumer Internet segment, our revenues are primarily derived from advertisers. In our Licensing segment, our revenues are derived from the licensing of data and technology tools and services to automotive manufacturers and proprietary software for website communities.

Consumer Internet Revenues

Our Consumer Internet segment generates revenues through sales of online advertising in various monetization formats such as cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat fees. Under the CPM format, advertisers pay a fee for displays of their graphical advertisements, typically at an incremental rate per thousand displays or “impressions.” Under the CPC model, we earn revenue based on “click-throughs” on text-based links displayed on our websites, which occur when a user clicks on an advertiser’s listing. We derive revenues on a CPC model through direct sales to advertisers, as well as through various third-party advertising networks, such as Google, Yahoo! and Tribal Fusion, for which we receive a negotiated percentage of their advertising revenues. Under the CPL model, our advertiser customers pay for leads generated through our websites and accepted by the customer. Under the CPA format, we earn revenues based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through our websites.

As consumer and advertiser preferences continue to evolve and our website audiences grow, we expect to continue to diversify our revenue sources and mix on our websites to address those changing needs and optimize our revenue yields.

Licensing Revenues

We license customized products, services and automotive vehicle marketing data to most major U.S., Japanese and European automotive manufacturers and other online automotive service providers. Customers typically enter into multi-year licensing and technology development agreements for these products and services, which include market analytics, product planning, vehicle configuration, management and order placement, in-dealership retail systems and consumer-facing websites. We also sell and license vBulletin software to U.S. and international website owners. vBulletin revenues are primarily derived from website owners paying an upfront fee for a perpetual software license and twelve months of customer service.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standard Codification (ASC) 605-10 (Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104), Revenue Recognition). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. Our revenues are derived from our Consumer Internet and Licensing segments.

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

•
Under the CPA format, we are earn revenues based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through our websites. Revenue is recognized at the time of the transaction.

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

Software-related revenue is accounted for in accordance with ASC 985-605 (previously Statement of Position (SOP) 97-2, Software Revenue Recognition), and interpretations thereof.  Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

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

Business Combinations

We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. The purchase price has historically included the direct costs of the acquisition.  However, beginning in the first quarter of 2009, acquisition-related costs are expensed as incurred, in accordance with ASC 805 (previously SFAS No. 141R, Business Combinations). Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable business assets acquired.

We have entered into earnout agreements which are contingent on the acquired business achieving agreed upon performance milestones. Earnout payments are not based on the seller’s on-going service to the Company; when the seller does provide services following the acquisitions, the cost of the seller’s services is recorded as compensation expense in the period the services were performed. We have historically accounted for earnout consideration as an addition to goodwill in the period earned.  Beginning in the first quarter of 2009, in accordance with ASC 805, for any new acquisitions with an earnout component, we estimate the net present value of expected earnout payments and record such amount as an addition to goodwill and liability or equity, at the time of closing.  Subsequent changes of earnout projections are recorded on the statement of operations as other income or expense in the period of remeasurement.  If earnout projections are recorded as equity, then no subsequent remeasurement is required.

Goodwill, Intangible Assets and the Impairment of Long-Lived Assets

 We assess the recoverability of the carrying value of long-lived assets. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. ASC 350-20 (previously SFAS No. 142, Goodwill and Other Intangible Assets), requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We determined that our reporting units are equivalent to our Consumer Internet and Licensing operating segments for the purposes of completing our ASC 350-20 analysis. Goodwill is assigned to the reporting unit that is expected to benefit from the anticipated revenue and cash flows of the business combination.

We utilize a two-step approach to testing goodwill for impairment. The first step is to determine the fair value of our reporting units using the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly-traded companies are valued using Market Values of Invested Capital (MVIC) multiples (i.e., MVIC to revenue and MVIC to Enterprise Value/EBITDA ratio) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value. We perform this analysis during December of each fiscal year. No impairment loss was recorded for the years ended December 31, 2008, 2007 or 2006.

Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

We have acquired many companies in each of the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Provision for Income Taxes and Deferred Income Taxes

Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Accounting standards require us to establish a valuation allowance for that portion of our deferred tax assets for which it is more likely than not that we will not receive a future benefit. In making this judgment, all available evidence is considered, some of which, particularly estimates of future profitability and income tax rates, are subjective in nature. Estimates of deferred income taxes are based on management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.  Our effective income tax rate for the nine months ended September 30, 2009 was 41.2%.

Seasonality

The automotive industry in which we provide Consumer Internet products and services has historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. However, the current macroeconomic environment has overwhelmed the typically stronger automotive sales during the three months ended September 30, 2009. In 2008, we entered the online shopping category which has historically experienced relatively stronger sales in the fourth quarter.

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses

Cost of revenues	17.7	24.8	19.0	22.8
Sales and marketing	18.5	19.2	19.4	21.4
Technology	10.5	9.7	9.8	8.3
General and administrative	14.6	15.0	15.9	16.9
Depreciation and amortization of intangibles	16.6	13.7	16.7	12.7
Total operating expenses	77.8	82.4	80.8	82.1
Operating income	22.2	17.6	19.2	17.9
Investment and other (expense) income	-	(4.2)	(0.1)	-
Income from operations before income taxes	22.2	13.4	19.1	17.9
Provision for income taxes	9.2	3.8	7.9	6.9
Net income	13.0%	9.6%	11.2%	11.0%

Revenues
	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Revenues:
Consumer Internet	$16,648	$18,364	$(1,716)	(9.3)%	$48,624	$52,743	$(4,119)	(7.8)%
Licensing	8,674	8,489	185	2.2%	23,454	24,315	(861)	(3.5)%
Total revenues	$25,322	$26,853	$(1,531)	(5.7)%	$72,078	$77,058	$(4,980)	(6.5)%

         Our revenues for the three month period ended September 30, 2009, decreased $1.5 million, or 6%, from our revenues in the three month period ended September 30, 2008.

         Consumer Internet advertising revenues from our websites increased $2.0 million, or 21%, on a year-over-year basis, with organic growth from websites owned more than one year contributing significantly to this growth.  However this increase was offset by a $3.7 million, or 43%, decrease in automotive e-commerce revenues due to continued weakness in consumer demand for automobiles resulting from the current economic climate.  Consequently, overall Consumer Internet revenues decreased $1.7 million, or 9%, during the three month period ended September 30, 2009 compared to the prior year period.

         Licensing revenues increased by $0.2 million, or 2%, during the three month period ended September 30, 2009 compared to the prior year period.

         Our revenues for the nine month period ended September 30, 2009, decreased $5.0 million, or 7%, from our revenues in the nine month period ended September 30, 2008.

         Consumer Internet advertising revenues from our non-auto e-commerce websites increased $5.9 million, or 22% on a year-over-year basis as a result of both organic growth of our websites and acquisitions.  However, this growth was offset by a $10.0 million, or 38%, decrease in automotive e-commerce revenues for the same period.  As noted above, the decrease was due to continued weakness in consumer demand for automobiles resulting from the current economic climate. Therefore, total Consumer Internet revenues decreased $4.1 million, or 8%, during the nine month period ended September 30, 2009 compared to the prior year period.

         Licensing revenues decreased by $0.9 million, or 4%, during the nine month period ended September 30, 2009 compared to the prior year period due to foreign currency exchange fluctuations. If the Company used a fixed year-over-year exchange rate, licensing revenues for the nine month period ended September 30, 2009 would have been approximately $1.1 million higher than reported.

Cost of revenues and operating expenses

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
Cost of revenues	$4,470	$6,658	$(2,188)	(32.9)%	$13,659	$17,603	$(3,944)	(22.4)%
Percentage of revenues	17.7%	24.8%			19.0%	22.8%

         Our cost of revenues decreased $2.2 million, or 33%, and $3.9 million, or 22%, in the three and nine month periods ended September 30, 2009, respectively, over the prior year periods. The lower cost of revenues in both periods was driven by the decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in revenues from our automotive e-commerce business.

    Sales and Marketing

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
Sales and marketing	$4,675	$5,155	$(480)	(9.3)%	$14,012	$16,502	$(2,490)	(15.1)%
Percentage of revenues	18.5%	19.2%			19.4%	21.4%

         Sales and marketing expenses declined $0.5 million, or 9%, and $2.5 million, or 15%, in the three month and nine month periods ended September 30, 2009, respectively, over the prior year periods.  The decline in both periods is the result of a reduction in headcount and headcount-related costs in our automotive e-commerce business.

    Technology

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
Technology	$2,660	$2,610	$50	1.9%	$7,066	$6,363	$703	11.0%
Percentage of revenues	10.5%	9.7%			9.8%	8.3%

         Technology expenses were relatively flat in the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008. Technology expenses increased $0.7 million, or 11%, in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008 due to additional headcount and support costs to further develop, grow and maintain our websites.

   General and administrative

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
General and administrative	$3,697	$4,030	$(333)	(8.3)%	$11,464	$12,989	$(1,525)	(11.7)%
Percentage of revenues	14.6%	15.0%			15.9%	16.9%

General and administrative expenses decreased $0.3 million, or 8%, and $1.5 million, or 12%, in the three and nine month periods ended September 30, 2009, respectively, over the prior year periods. The declines are due to lower bad debt expense resulting from strong collection efforts and reduced days sales outstanding, and reductions in headcount related expenses.

    Depreciation and amortization

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$ %
Depreciation and amortization
of intangibles	$4,194	$3,675	$519	14.1%	$12,020	$9,792	$2,228	22.8%
Percentage of revenues	16.6%	13.7%			16.7%	12.7%

Depreciation and amortization expenses increased $0.5 million, or 14%, and $2.2 million, or 23%, in the three and nine month periods, ended September 30, 2009, respectively, over the prior year periods, reflecting the increased value of intangible assets acquired over the past 12 months, as well as additional capitalized software costs.

Investment and other income

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$ %		2009	2008	$	%
Investment and other (expense) income	$(8)	$(1,137)	$(1,129)	(99.3)%	$(85)	$3	$(88)	nm
Percentage of revenues	-	(4.2)%			(0.1)%	-

Investment and other expense decreased $1.1 million in the three month period ended September 30, 2009 over the prior year period as the 2008 period included losses from foreign currency translation and an impairment charge related to one of our investments.  Investment and other income declined $0.1 million during the nine month period ended September 30, 2009, over the prior year period primarily reflecting decreased interest income. Lower interest rates on our investment portfolio are due to the current economic environment and our short-term investment horizon.

    Provision for income taxes

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$ %
Provision (benefit) from income taxes	$2,323	$1,026	$1,297	126.4%	$5,669	$5,307	$362	6.8%
Percentage of revenues	9.2%	3.8%			7.9%	6.9%

Our provision for income taxes increased $1.3 million in the three month period ended September 30, 2009 over the prior year period, a result of higher pre-tax income. The effective tax rates for the three and nine month periods ended September 30, 2009 were 41.3%, and 41.2%, respectively. The effective tax rates for the three and nine month periods ended September 30, 2008 were 28.6% and 38.4%, respectively. Our net operating losses (NOLs) currently provide an offset to our federal and state income tax liabilities. The state of California prohibits the use of NOLs for fiscal years 2008 and 2009.

Adjusted EBITDA

We employ Adjusted EBITDA, defined as earnings before investment and other income, income taxes, depreciation and amortization and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it is an important indicator of our operating performance as it provides information related to the Company’s ability to maintain cash flows for acquisitions, capital expenditures and working capital requirements.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
Net income	$3,295	$2,562	$8,103	$8,505
Provision for income taxes	2,323	1,026	5,669	5,307
Depreciation and amortization	4,194	3,675	12,020	9,792
Stock-based compensation	874	665	2,418	1,872
Investment and other (income) expense	8	1,137	85	(3)

Adjusted EBITDA	$10,694	$9,065	$28,295	$25,473

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities and private and public sales of our common stock. At September 30, 2009, we had $63.2 million in cash, cash equivalents and available-for-sale investments; these investments are comprised mainly of U.S. government and debt securities.

Our principal sources of liquidity are cash, cash equivalents and available-for-sale investments, as well as the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, available-for-sale investments, cash generated from operations, and the net proceeds from the initial public offering of our Class A common stock will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

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

Operating Activities

We generated $27.1 million of net cash from operating activities for the nine months ended September 30, 2009, compared to $23.3 million for the same period in 2008.

Acquisitions Activities

During the nine months ended September 30, 2009 cash used in acquisition-related activities, including acquisition and earnout payments, totaled $15.3 million.  Eleven website-related acquisitions were completed during the nine months ended September 30, 2009 for an aggregate purchase price of $11.8 million. The preliminary amounts of goodwill recognized for these transactions amounted to $7.7 million, and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $4.1 million.

During the nine months ended September 30, 2008 we completed 25 website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $59.9 million. The goodwill recognized in those transactions amounted to $45.4 million and intangible assets amounted to $14.5 million.

        We have entered into earnout agreements as part of the consideration for certain acquisitions.  We account for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.  Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination as an addition to compensation expense or goodwill in the period earned. As of September 30, 2009, we paid earnouts totaling $3.7 million and anticipate that the most probable earnout amounts to be paid for the remainder of 2009 will be zero. We cannot reasonably estimate maximum earnout payments as a significant number of agreements do not contain maximum payout clauses. Earnouts related to each website business are contingent upon achievement of agreed upon performance milestones such as future web site traffic, page views, revenue growth and operating income.  A significant portion of earnout payments is triggered upon achieving significant revenue and operating income milestones and is specifically designed such that the additional cash flow outweighs the liquidity impact of the earnout payments. As a result, we do not believe that future earnout payments will have a significant impact on our liquidity and cash position.

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

Off-Balance Sheet Arrangements

    As of September 30, 2009, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

         In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on our consolidated financial statements.

         In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe that this will have a material effect on our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    As of September 30, 2009, we had cash and cash equivalents of $44.5 million, which consisted primarily of cash and U.S. government debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $18.7 million, which consisted primarily of U.S. government and corporate debt securities with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2009, the Company, Autodata and Autodata Solutions filed suit in the District Court of Travis County, Texas, in which we assert unauthorized disclosure, misappropriation and conversion of proprietary, trade secret and confidential information imparted by us to Versata Software and Versata Development in 1997 and 1998. We allege that Versata Software and Versata Development disclosed such confidential information to the U.S. Patent & Trademark Office in their applications for U.S. Patent No. 7,130,821 and U.S. Patent No. 7,206,756, and claimed it as their own. Our petition seeks declaratory relief to quiet title resulting from Versata Software and Versata Development’s claimed ownership of the technology and confidential information underlying the patents as well as unspecified damages, attorneys’ fees and costs.

On August 12, 2009, Versata Software and Versata Development filed suit for declaratory judgment against the Company, Autodata and Autodata Solutions, in the United States District Court for the Western District of Texas, Austin Division, alleging apprehension of a potential lawsuit by us against them for their breach of a confidentiality agreement between the parties.

We believe the claims against us are without merit and intend to vigorously defend the lawsuits, but we cannot predict the outcome of these matters, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if we are successful in defending the lawsuits, we may incur substantial costs and diversion of management time and resources to defend the litigation. We are not able to estimate a probable loss, if any.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 6, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 During the quarter ended September 30, 2009, we issued 158,267 shares of Class A common stock in connection with our website-related acquisitions.  These shares of Class A common stock were not registered under the Securities Act of 1933, as amended (the “Act”), and the sale of such securities were deemed to be exempt from registration in reliance on Section 4(2) of the Act.  The recipient of the shares represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the shares certificates issued in the transaction.

Item 3. Defaults Upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

                 None

Item 5. Other information

        On November 3, 2009, we entered into amended and restated severance payment agreement with Scott A. Friedman, the Company’s Chief Financial Officer. Pursuant to the terms of Mr. Friedman’s executive severance payment agreement, in the event Mr. Friedman is terminated without cause (as defined in the agreement), he will be entitled to receive a lump sum payment equal to nine months’ base salary plus 75% of his maximum annual cash bonus target, and up to nine months continued participation in our employee benefit plans. In the event of a change of control (as defined in the agreement), the vesting of equity grants will accelerate and vest on a daily pro-rata basis until the date immediately prior to the closing date of the change of control.  Then, 50% of the remaining unvested portion of Mr. Friedman’s equity grants will automatically vest immediately prior to the change of control.  In addition, we or our successor entity will reserve amounts sufficient to pay the remaining 50% of unvested equity grants, and such remaining equity grants will continue to vest through the earlier of the first anniversary of the closing date of the change of control transaction, or Mr. Friedman’s termination without cause, upon which date all remaining unvested equity grants will automatically vest and he will be paid all amounts reserved for such purpose.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Exhibit Description

10.7*/**	Severance Payment Agreement, by and between the Company and Scott A. Friedman, as amended and restated as of November 3, 2009

31.1**	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET BRANDS, INC.

Date: November 4, 2009	By:	/s/ Robert N. Brisco
Robert N. Brisco
President, Chief Executive Officer, and Director Principal Executive Officer

Date: November 4, 2009	By:	/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.7*/**	Severance Payment Agreement, by and between the Company and Scott A. Friedman, as amended and restated as of November 3, 2009

31.1**	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.