Form 10-K
INTERNET BRANDS, INC.
filed 2010-03-03
CIK 1080131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-33797

 INTERNET BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4711621 (I.R.S. Employer Identification No.)

909 North Sepulveda Blvd., 11th Floor
El Segundo, CA 90245
(Address of principal executive offices)

Registrant's telephone number, including area code: (310) 280-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Class A Common Stock (par value $0.001 per share)	NASDAQ Global Select Market
         Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer	☒
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009 was approximately $195,986,000 based on the closing stock price as reported by the NASDAQ Global Select Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant's Class A common stock and Class B common stock as of February 26, 2010 was 42,750,798 and 3,025,000, respectively.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INTERNET BRANDS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

        The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” under Part II, Item 7 of this Form 10-K. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law .

PART I

ITEM 1.   BUSINESS

Overview

        We are an Internet media company that owns, operates and grows branded websites in categories marked by highly focused consumer involvement and strong advertising spending. We believe that consumers seek knowledge from experts and fellow visitors online to save time and money in their daily lives.  Our vertical websites provide knowledge that is accessible and valuable to our audiences and the advertisers that want to market to them.

        Consumer Internet.  In our Consumer Internet segment, we have continued to expand and diversify our vertical website categories to serve a wide range of audiences and advertisers. Our network of websites is grouped into seven vertical categories: automotive, careers, health, home, money and business, shopping and travel and leisure. We own and operate over 230 websites, 94 of which received in excess of 100,000 monthly unique visitors as of December 31, 2009, which we refer to as our “principal websites.” This represents an increase from 45 principal websites in December 2007, and from 80 principal websites in December 2008. More than 97% of our websites’ traffic is from non-paid sources. Our international audiences accounted for approximately 25% of total monthly visitors in December 2009. In 2009 we served a total of more than 48,000 advertisers on our websites, an increase of 20% over 2008.

        Licensing.  In our Licensing segment, we license certain of our Internet technology products and services to major companies and individual website owners around the world.  Our subsidiaries Autodata Solutions, Inc. and Autodata Solutions Company (together, the “Autodata Solutions division”), are suppliers of licensed technology and content services to the automotive industry, serving most of the U.S., Japanese and European automotive manufacturers.  We also own and operate vBulletin software through our subsidiary, vBulletin Solutions, Inc. Our vBulletin products are tailored to the growing market of specialized online communities and include robust discussion forums and a fully-integrated content management system. We directly market our vBulletin products on the Internet and have sold more than 140,000 licenses to date.

         Our Operating Platform.  Our goal is to grow the audiences, revenues and profitability of our Consumer Internet and Licensing businesses through the deployment of our common operating platform, by acquiring additional websites in our existing vertical categories and by continuing to expand into new categories. Our proprietary technologies and shared operating, sales and content creation resources are highly scalable and allow us to rapidly and cost effectively create and deploy valuable knowledge and technology improvements on our websites that organically gain audiences and advertisers over time. Our targeted content includes a diverse range of articles, guides, product comparisons, expert and user reviews, discussion forums, photographs, directories, deals, discounts and coupons. We optimize revenue yields through our selective deployment of various advertising models, including cost per click (CPC), cost per lead (CPL), cost per action (CPA), cost per thousand impressions (CPM) and flat fees.

We were incorporated in Delaware in October 1998, and our Class A common stock is listed on the NASDAQ Global Select Market under the ticker symbol “INET.”

Subsequent Event

    From January 1, 2010 through March 2, 2010, we acquired websites in our Consumer Internet segment for an aggregate purchase price of approximately $7 million in cash, stock and earnouts.

Our Operating Platform

To manage and grow our websites, we have developed a set of operating processes and proprietary technologies that form our scalable Consumer Internet operating platform. We utilize this platform to rapidly and cost efficiently create and deploy content on our websites, add features and enhancements for our users, and serve our advertisers.  We also utilize our platform to quickly and efficiently integrate and improve acquired websites. Applying common processes and technologies across our websites allows us to continually innovate and adjust content and product offerings, maximize revenues and reduce personnel, technology licensing, and other costs. As we add more websites and content that is valued by our audiences and advertisers to our operating platform and leverage our resources, we expect our profitability to increase over time.

    Key Attributes and Benefits

Key attributes and benefits of our platform include:

Shared Technologies Permit Rapid Deployment of Content and Website Enhancements.  The core of our Consumer Internet operating platform is a set of proprietary technologies, content creation and related capabilities that coordinate many aspects of our websites, revenue streams, marketing activities and customer relations. We deploy common technologies wherever feasible.  For example, most of our community websites have been migrated to our vBulletin software.  Common technologies include content management systems, lead generation and distribution systems, database management systems, website-user features, financial systems, customer service systems, marketing intelligence systems, network operations, and website hosting. Our technologies are modular in design, meaning that they are comprised of components and functions that are generally interchangeable among our websites. This modularity enables us to combine selected functions to bring new websites to market rapidly and selectively apply functionalities developed for one of our websites to our network of websites with a minimal investment of time and capital.  By utilizing common technologies, we are also able to accommodate much higher levels of website traffic in a cost-effective manner.

Shared Personnel Creates Additional Operating Leverage.  We leverage personnel with highly-specialized technical expertise across our websites. These areas of expertise include website design, search engine optimization, online community governance, online marketing, database development, website acquisition and integration, and website tool development.

Sophisticated Yield Management Optimizes Advertising Revenues and Profitability.  We have deep expertise in website audience and content yield management and have developed sophisticated, algorithmically-driven technology systems that optimize content creation and revenue generation on our websites on a real-time basis.  Our highly-diversified website offerings allow us to receive revenues from a broad set of advertisers based on a variety of different advertising models.  As we add new websites, content and advertisers to our platform, we expect to continue to optimize our revenue yields.

Our Websites

 We are committed to providing valuable, relevant knowledge to consumers who seek to save time and money by accessing content and advice and interacting with other consumers and experts online. Our branded websites occupy leadership positions in significant vertical categories and provide a diverse array of articles, guides, reviews, how-to instructions, discussion forums, directories, deals, discounts and coupons that are valuable to our targeted audiences and the advertisers seeking to market to those audiences. Many of these websites are built on a common technology platform centered on vBulletin and open-source technologies including Linux, Apache, MySQL and php.

Our consumer Internet business, through our network of websites, offers products and services in seven broad consumer categories

Automotive

                 Our automotive websites capture a variety of focused audiences, from those researching and purchasing new and used vehicles to active communities of auto enthusiasts. For consumers who are researching new and used vehicle purchases, we offer websites with articles, pricing information, payment calculators, and other resources and tools to price, configure, order, purchase and finance vehicles online. CarsDirect.com offers a multi-brand, national-scale, online vehicle purchase channel for new cars. Autos.com is one of the only websites that reviews and ranks nearly every new and late-model used vehicle. NewCarTestDrive.com syndicates new car reviews written by professional automotive journalists who personally test-drive vehicles.

We have more than 90 automotive enthusiast websites which provide visitors an interactive platform on which to discuss and share information over the lifespan of automobile ownership -- from researching a purchase to maintaining and enhancing vehicle performance. Our automotive websites offer vehicle reviews, how-to guides, and community forum discussions of most vehicle makes and models. We also connect many of the leading automotive aftermarket companies with our users through targeted and integrated advertising options. Many of our principal websites are leaders in their respective niches, such as CorvetteForum.com, Ford-Trucks.com, and Honda-Tech.com.

Careers

Our careers websites provide visitors with helpful tools and information to assist them in finding full-time or part-time employment, and managing and developing their careers. Some of our careers websites are leaders in their respective niches. For example, HospitalJobsOnline.com is a leading job board in healthcare employment, having more than 60,000 active job listings. ModelMayhem.com is the leading online community of models and fashion photographers, with over 380,000 active members. CVTips.com is the leading website for knowledge about applying for jobs and succeeding in the workplace. Other principal careers websites include GrooveJob.com for part-time employment, AviationEmployment.com and PPRuNe.org for aviation and pilot employment, ClassADrivers.com for trucking employment opportunity listings, and WAHM.com for work at home and home-based business opportunities.

Health

Our health vertical websites focus on three general categories:  specific medical procedures, fitness and nutrition, and health-related support communities. Our medical procedure-focused websites are within our health directory platform, HealthNews.org, and include leading, niche health directories such as Vasectomy.com, DermaNetwork.org, ScanDirectory.com, VeinDirectory.org and DentalFind.com. Our network of fertility-related websites is the largest of its kind on the Internet. These websites educate consumers with comprehensive information about conception, pregnancy, birthing and caring for newborn babies. ProFertilityRegistry.com and InfertilitySpecialist.com help consumers connect with physicians and fertility clinics. I-am-Pregnant.com is one of the largest online communities focused on pregnancy and baby topics. Our fitness and nutrition websites include FitDay.com, which offers a free online fitness journal and calorie counter, with more than 4 million registered users, helping dieters and fitness enthusiasts achieve and maintain their fitness goals.

Home-Related

Our home-related websites provide visitors content and services spanning the lifecycle of home-related activities – from housing selection and home improvement, to home-related activities like gardening and crafting. Our home-related websites offer articles, newsletters and other tools, as well as community forums through which users can interact and provide tips and advice on a variety of home-related topics. DoItYourself.com has thousands of professionally-written articles, weekly practical tips, a bi-weekly newsletter, and the largest forum of home improvement and repair do-it-yourselfers on the Internet. ApartmentRatings.com, a popular community of U.S. apartment renters, features more than 900,000 reviews and ratings by users of apartments nationwide, and provides renters with valuable resources such as rent trend graphs, neighborhood information, and maps for more than 60,000 apartments. Splitcoaststampers.com and Craftster.org are vibrant communities with over 400,000 crafts experts providing inspiration, advice, and detailed how-to advice for thousands of hobbyist projects. DavesGarden.com is a comprehensive educational resource for all things gardening, with easy-to-use plant, bird and insect databases, thousands of how-to articles, an expansive garden center directory, and community forums with nearly 500,000 members.

Money and Business

Our money and business websites offer visitors content, community forums and resources to manage their personal finances and run their small or medium-sized business. Mortgage101.com provides educational resources for personal loans and mortgages, including an innovative rate directory that informs consumers of lending processes and helps them find lenders with the lowest current lending rates and consumer-friendly lending practices.  BusinessMart.com is a marketplace of thousands of small businesses for sale by owners and brokers across the U.S.; it also serves as a resource marketplace of new business franchising opportunities. BusinessFinance.com connects small business owners to sources of small business loans and other financing opportunities. FinWeb.com educates users, providing thousands of professionally-written articles on personal finance topics such as insurance, taxes, investing and loans.

Shopping

Our shopping websites provide consumers with information regarding online coupons and deals to help obtain the best prices on a wide range of products, with a particular focus on high-value products such as consumer electronics.  For example, UltimateCoupons.com highlights coupons and discounts from more than 1,000 of the leading e-commerce merchants.  Websites in this category also provide visitors with information to help guide their purchase decisions. For instance, Steves-Digicams.com provides some of the most in-depth and well-respected camera reviews available on the Internet. Our shopping websites combine content from our editorial team with knowledge contributed by our user communities. HighDefDigest.com features a mix of editorial reviews of Blu-ray discs with community discussions of feature films. Other principal shopping websites include Bargainist.com and BensBargains.net.

Travel and Leisure

Our travel and leisure websites include a variety of highly-focused online user communities and a breadth of travel lodging sites.  Our principal travel community websites include Wikitravel.org and FlyerTalk.com. Wikitravel.org is built and managed by a robust user community that has created English-language guide articles for over 23,000 destinations worldwide, plus tens of thousands of articles on the 20 other language versions of the website. Our principal leisure community websites include BikeForums.net, PuppyDogWeb.com and TrekEarth.com. Our principal travel lodging websites include BBOnline.com and KidsCamps.com and MySummerCamps which are the leading online directories of summer camps.

We operated 94 principal websites across our seven vertical categories as of December 2009, including:

Automotive

6SpeedOnline.com AcuraZine.com ATVConnection.com AudiForums.com AudiWorld.com Autos.com CarsDirect.com CivicForums.com ClubLexus.com CorvetteForum.com DodgeForum.com	evolutionM.net F150Online.com Ford-Trucks.com g35Driver.com HDForums.com HondaMarketPlace.com Honda-Tech.com LS1Tech.com Maxima.org MBWorld.org MustangForums.com	My350Z.com PassionFord.com Rennlist.com RX7club.com RX8club.com ScoobyNet.com SellMyCar.com ThirdGen.org WikiCars.org Yota-Tech.com

Careers

AirlinePilotForums.com CVTips.com GrooveJob.com HospitalJobsOnline.com iFreelance.com	ModelMayhem.com NursingJobs.org PPRuNe.org WAHM.com

Health

3FatChicks.com FitDay.com I-Am-Pregnant.com

Home-Related

ApartmentRatings.com Craftster.org DavesGarden.com DoItYourself.com Epodunk.com	Gardens.com OhMyApartment.com RealEstateABC.com Splitcoaststampers.com ThatRentalSite.com

Money and Business

BusinessMart.com FinWeb.com Mortgage101.com SmallBusinessNotes.com

Shopping

AVRev.com Bargainist.com BensBargains.net Boddit.com Deallocker.com	HighDefDigest.com HighDefForum.com OutBlush.com Steves-digicams.com UltimateCoupons.com WirelessForums.org

Travel and Leisure

BBOnline.com BikeForums.net BritishExpats.com CruiseMates.com CruiseReviews.com DVDTalk.com	EquineHits.com FamilyCorner.com FlyerTalk.com Horsetopia.com HuntingNet.com KidsCamps.com	MySummerCamps.com PuppyDogWeb.com RCTech.net SlowTrav.com TheHullTruth.com TheNewPartentsGuide.com TrekEarth.com	TrekLens.com TrekNature.com VacationTimeShareRentals.com VetInfo.com WikiTravel.org World66.com

    Throughout this report, we use Google analytics measurement services to report Internet audience metrics.  The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. We measure the total number of unique visitors to our websites by adding the number of unique visitors to each of our websites in a given month.  The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations in the fourth quarter 2009 include websites acquired in December 2009 on a pro forma basis.

Licensed Products

Our Licensing segment is comprised of the following two divisions:

Autodata Solutions Division

Our Autodata Solutions division supplies licensed content and technology services to automotive manufacturers, Internet portals, leasing companies, and other automotive enterprise accounts. Autodata Solutions serves most major U.S., Japanese and European automotive manufacturers, including General Motors, Ford, Chrysler, Toyota, BMW, and Volkswagen, providing products and services that help these manufacturers throughout all stages of the selling chain.

Most of our Autodata Solutions’ revenues are derived from five proprietary technology platforms: eCommerce, Market Planning, Retail Management, Vehicle Content Syndication, and Vehicle Ordering. Autodata Solutions benefits from shared costs and increased capabilities with each client that joins a platform. As of December 31, 2009, 56 clients utilized our Autodata Solutions division’s Market Planning platform and 76 clients utilized our Vehicle Content Syndication platform. Our Autodata Solutions division’s customers typically sign one- to five-year licensing and services contracts.

vBulletin Solutions, Inc.

vBulletin Solutions, Inc. is the largest international developer and distributor of community bulletin board software. In December 2009, we released vBulletin 4.0 Publishing Suite which features a new content management system, or CMS, an upgraded search function, blogging add-on tools, and enhancements to vBulletin’s discussion forum functionality. The vBulletin product is designed to be easily downloaded and installed by the user, and provides a variety of features that are both secure and scalable. The licensee pays an upfront fee, typically by credit card, for a perpetual license. Given the attractiveness of the vBulletin product, which offers features such as easy scalability, user-friendly system administration and efficient operating speeds, we typically migrate our acquired community websites onto the vBulletin platform.

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

We maintain a backup system for website operations at our Los Angeles, California co-location centers. We replicate critical website data at various times throughout the day and retain backup data at a certified third-party facility. We have robust firewalls and switchgear to help ensure network security and have sought expert third-party assistance in their configuration and testing. We also run a security audit against each newly-acquired website to help us identify and address any security issues.

Sales, Marketing, and Customer Service

Sales

We sell our products and services primarily through our direct sales force, which is generally organized vertically, focusing on specific categories and product lines. We supplement our in-house sales force by utilizing a number of third-party advertising networks and affiliate websites. We directly served a total of more than 48,000 advertisers, as of December 31, 2009.

Marketing

More than 97% of our Internet audience in 2009 was generated through non-paid sources, such as repeat visitation, word-of-mouth, natural search, and public relations. We selectively utilize paid-marketing sources, such as search engine marketing, affiliate relationships and co-branded partner deployments for less than 3% of our traffic.

Our Competition

As an Internet media company, we compete with other providers of online products, services and information. With respect to our Consumer Internet segment in particular, we contend with a variety of Internet and traditional offline competitors. We believe our principal competitors include:

•	companies that provide specialized consumer information websites, particularly in the automotive, careers, health, home-related, money and business, shopping, and travel and leisure categories;

•	enthusiast websites in specific categories, including message boards, blogs, and other enthusiast websites maintained by individuals;

•	horizontal websites, portals and search properties such as AOL, Ask.com, Google, Bing and Yahoo!;

•      automotive manufacturer and referral websites;

•	traditional advertising channels, including television, radio, newspapers and magazines; and

•	brick-and-mortar vendors who compete against our e-commerce services, including automobile dealers, retail stores, travel agents, and hotels.

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

The principal competitive factor that advantages us in the Consumer Internet segment is the consistent quality of our products and services. We attract consumer audiences through our ability to provide high-quality and timely user generated and editorial content on our websites across a range of categories, and we offer convenience and ease of use. We attract advertisers through the breadth and depth of our user audiences, and their affinity and loyalty to our websites.

In our Licensing segment, we contend with competitors that supply licensed content and technology services to the automotive industry, and software and website content and community tools to those seeking to develop new Internet website communities. vBulletin Solutions primarily competes with commercial and open source community forum software, while principal competitors of our Autodata Solutions division include internal technology departments, advertising  agencies, and systems integrators such as IBM, Oracle, and Capgemini, and certain other commercial software developers.

Intellectual Property

We have registered and/or have applied to register, service marks and/or trademarks in the United States for “Internet Brands,” “CarsDirect,” “CarsDirect.com,” “vBulletin,” “3 Fat Chicks on a Diet,” “Apartment Ratings,” “Autodata,” “CAD Class A Drivers,” “Craftster,” “Dave’s Garden,” “DoItYourself.com,” “FamilyCorner.com,” “FitDay,” “GreenLight.com,” “HealthNews.org,” “KidsCamps.com,” “Model Mayhem,” “SkinCareGuide,” “Slow Travel,” and “Vasectomy.com.” We also have the right to use a number of unregistered service marks in connection with our businesses, including “FlyerTalk.com,” “Loan.com,” and “BBOnline.com,” among others. So long as these marks remain in continuous use in connection with similar goods and services, their terms can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations in the United States Patent and Trademark Office.

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

In addition, laws and regulations that apply to communications over the Internet are evolving rapidly in the United States and elsewhere. In particular, the growth and development of the market for e-commerce has prompted calls for more stringent tax, consumer protection, data security and privacy laws in the United States and abroad that may impose additional burdens on companies conducting business online. For example, users of our websites are located in the United States and around the world. As a result, we collect and process the personal data of individuals who reside in many different countries. Concerns about privacy and data security could lead to legislative, judicial and regulatory limitations and conditions on our ability to collect, maintain and use information about Internet users. The European Union, for example, has adopted a directive that will require “providers of publicly available communication services” to store and retain communications data for law enforcement purposes for up to 24 months. Numerous other laws have been adopted that could have an impact on our business. Within the United States, federal and state legislation, such as the federal CAN-SPAM Act of 2003, restrict or prohibit unsolicited email, commonly known as “spam”; the Communications Decency Act, gives statutory protection to online service providers who distribute third-party content; the Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others; the Gramm-Leach-Bliley Act governs the collection and use of consumer credit card and financial information; and  statutes adopted in California require online services to report certain breaches of the security of personal data to California consumers when their personal data might be disclosed to direct marketers. Any existing or new laws and regulations applicable to us may adversely affect our ability to market our products and services to consumers in a cost-effective manner.

The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products and services, or increase the costs associated with selling our products and services, which might make them less attractive to users and advertisers. For additional, important information related to government regulation of our business, please review the information in Item 1A, “Risk Factors” of this report.

Failure to comply with these and other applicable laws and regulations may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. Furthermore, any such regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, damage our reputation among Internet users and our customers, and otherwise harm our business.

Employees

As of December 31, 2009, we had 649 employees, of whom 303 were full-time and 96 were part-time Internet Brands’ employees, and 250 were employed at our Autodata Solutions division in Canada. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relationships are good.

Available Information

For further discussion concerning our business, see the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 8, “Financial Statements and Supplementary Data” of this report.

We make available, free of charge through our website at www.internetbrands.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practicable after the material is electronically filed or furnished to the Securities and Exchange Commission, or SEC. The information posted on our website is not incorporated into this Form 10-K.

ITEM 1A.  RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements speak only as of the date they are made. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Factors that might cause such differences include, but are not limited to, those discussed in this “Risk Factors” section. Generally, forward-looking statements include:

•	Projections of our revenues, income, earnings per share, capital structure or other financial items

•	Descriptions of our plans or objectives for future operations, products or services

•	Forecasts of our future economic performance, interest rates, profit margins and our share of future markets

•	Descriptions of assumptions underlying or relating to any of the foregoing.

We may make forward-looking statements in this report and in other reports we file with the SEC and in our press releases. Our management may make forward-looking statements orally in a public forum to analysts, investors, the media and others. Given such risks and uncertainties, readers of this report are cautioned not to place undue reliance on forward-looking statements.

Risks Related to Our Business, Technologies and Industry

Changes in economic conditions could materially adversely affect us.

Our business is affected by U.S. and worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may continue to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could negatively affect demand for our products and services. For example, as our Consumer Internet segment generates revenues through sales of online advertising in various monetization formats such as CPL, CPM, CPC, CPA and flat fees, reduced consumer and advertiser demand may negatively affect our revenues or negatively impact our ability to grow our revenues. In the event of renewed financial turmoil affecting the banking system and financial markets, there could be a new or incremental tightening in the credit markets, low liquidity, and volatility in fixed income, credit, currency, and equity markets. Consequently, demand could be different from our current expectations due to factors including negative changes in general business and economic conditions and/or further tightening or deterioration in credit markets, either of which could affect consumer confidence, customer acceptance of our and our competitors’ products and changes in customer order patterns including order cancellations which in turn could have a material adverse effect on our financial condition and operating results.

Our growth strategy includes acquisitions that entail significant execution, integration and operational risks.

We have made numerous acquisitions in the past and our future growth may depend, in part, on acquisitions. In 2009, we completed 18 website-related acquisitions across our seven primary verticals for a total aggregate purchase price of $19.9 million. We intend to continue making additional acquisitions in the future to increase the scope of our business domestically and internationally.

We may experience operational and financial risks in connection with acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenues and future growth. Even if we are able to complete acquisitions that we believe will be successful, we may be unable to achieve the anticipated benefits of a particular acquisition, the anticipated benefits may take longer to realize than expected, or we may incur greater costs than expected in attempting to achieve anticipated benefits.

Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. Integration of acquired companies may disrupt or slow the momentum of the activities of our business. As a result, if we fail to properly evaluate, execute and integrate future acquisitions, our business and prospects may be seriously harmed.

Significant acquisition risks which could have an adverse effect on our business, prospects, financial condition, operating results or cash flow, include:

•	use of substantial portions of our available cash to pay all or a portion of the purchase prices of future acquisitions;

•	diversion of management time and potential business disruption;

•
entry into new markets in which we have limited or no prior experience and in which competitors may have stronger market positions, which may result in errors or failures by us in the conception, structure or implementation of our strategies to take advantage of available opportunities in these new markets;

•	failure to understand the needs and behaviors of the audience for a newly-acquired website or other product;

•	unwillingness by consumers and advertisers to accept our current or future pricing models or our inability to implement pricing models that maximize our revenues;

•	redundancy or overlap between existing products and services, on the one hand, and acquired products and services, on the other hand;

•	failure of the market to accept the products and services of an acquired business;

•	inability to maintain or enhance the key business relationships and the reputations of acquired businesses;

•	dependence on unfamiliar affiliates and partners;

•	difficulty integrating various operations, technologies, products, policies and systems of acquired businesses;

•	failure to improve our operation, infrastructure, financial and management controls, procedures and policies in step with our growth;

•	potential loss of key employees from an acquired business;

•	failure to integrate, train, supervise and manage our expanding work force effectively;

•	assuming liabilities, including unknown and contingent liabilities, of acquired businesses;

•	becoming involved in acquisitions-related litigation; and

•	potential impairment of acquired assets.

In addition, the issuance of equity or convertible debt securities to finance or otherwise complete acquisitions may dilute the ownership of our stockholders. Failure of our acquisition-based growth strategy to yield anticipated benefits would likely harm our operating results. Foreign acquisitions would involve risks other than those listed above, and we may not be able to address those risks successfully, or at all, without incurring additional costs, delay and operations difficulties.

Our acquisitions may make it difficult to evaluate our financial performance.

Our strategy includes the continued addition of new websites to our Consumer Internet segment platform. Upon launch or acquisition of a newly-acquired website, we generally attempt to integrate it into our platform as quickly as possible and begin to generate associated revenues. As a result of this strategy, it may be difficult to evaluate our financial performance from period to period.

Our success depends upon the continued commercial use of the Internet, and acceptance of online advertising as an alternative to offline advertising.

Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, we continue to compete for advertising dollars with traditional media, including print publications, in addition to websites with higher levels of traffic. We believe that the continued growth and acceptance of online advertising generally will depend on its perceived effectiveness and the acceptance of related advertising models, and the continued growth in commercial use of the Internet, among other factors. Any lack of growth in the market for various online advertising models could have an adverse effect on our business, financial condition and results of operations.

If any of our relationships with Internet search websites terminate, or if such websites’ methodologies are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search websites, such as Google, Bing and Yahoo!, and other websites to direct a significant amount of traffic to our websites and to generate customer referrals for our customer referral activities. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased and, instead, are determined and displayed solely by a set of formulas designed by search engine companies. Other listings can be purchased and are displayed if particular word searches are performed on a search engine. We rely primarily on algorithmic search results to direct a substantial share of the visitors to our websites and the advertiser customers we serve.

Our ability to maintain the number of visitors directed to our websites by search websites and other Internet websites is not entirely within our control. For example, search websites frequently revise their algorithms in an attempt to optimize their search result listings. Changes in the methodologies used by search websites to display results could cause our websites to receive less favorable placements, which could reduce the number of users who link to our websites from these search websites. Some of our websites have experienced fluctuations in search result rankings and we anticipate similar fluctuations in the future. Internet search websites could decide content on our websites is unacceptable or violates their corporate policies. Any reduction in the number of users directed to our websites would negatively affect our ability to earn revenue. If traffic on our websites declines, we may need to resort to more costly sources to replace lost traffic, and such increased expense could adversely affect our business and financial condition.

If we are unable to continue to drive and increase visitors to our websites and convert these visitors into users and customers cost-effectively, our business, financial condition and results of operations could be adversely affected.

We engage in a variety of measures designed to attract traffic to our websites and convert these visitors into repeat users and customers. How successful we are in these efforts depends, in part, upon our continued ability to develop and introduce new services and products that resonate with users and customers generally. We may not be able to adapt quickly and/or cost effectively to frequent changes in user and customer requirements, which can be difficult to predict. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our various websites, which would adversely affect our business, financial condition and results of operations.

One of the most cost-effective efforts we employ to attract and acquire new, and retain existing, members and customers is commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well in search engine results. Search engines frequently update and change the logic that determines the placement and display of results of user searches. The failure to successfully manage SEO efforts across our websites, including the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms, search query trends and related efforts by providers of search services designed to ensure the display of unique offerings in search results, could result in a substantial decrease in traffic to our various websites, which would result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which would adversely affect our business, financial condition and results of operations.

Even if we succeed in driving traffic to our websites, we may not be able to convert this traffic or otherwise retain users, which requires us to continue to improve the experience for users through the improvement of the development of content, products and services responsive to user needs and preferences. Our failure to do so could result in decreases in our user base and related advertising revenue, which would have an adverse effect on our business, financial condition and results of operations.

If we fail to manage future growth effectively, we may not be able to create, market and sell our products and services successfully.

We have expanded our operations significantly since our inception and anticipate that further significant expansion will be necessary. Our future operating results depend to a large extent on our management’s ability to manage expansion and growth successfully, including, but not limited to, hiring, training and developing our technology and sales personnel to create and implement technology enhancements, and generate revenue, controlling expenses, implementing and enhancing infrastructure, systems and processes and addressing new markets. This future growth, if it occurs, would place significant demands on our management, infrastructure and other resources. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

Modification or termination of our relationships with Internet search websites and other Internet websites could negatively affect our traffic and revenues.

       Our advertising contracts with online search engines and other Internet websites are typically short-term. If one or more Internet search websites or other Internet websites on which we rely for marketing modifies or terminates its relationship with us, the amount of our website's traffic could decrease, and our related revenues or margins could decline.

Due to seasonal market fluctuations, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results.

Our quarterly financial results fluctuate because of seasonal trends in the usage of the Internet and in the demand for the products and services offered by our websites and our customers. Historically, Internet usage typically declines during the summer and particular holiday periods. In contrast, with respect to the automobile industry, vehicle purchasing in the United States is typically stronger in the spring and summer months. Our automotive customer referral volume usually declines later in the year as some consumers defer purchases in anticipation of the model year change-over. Automotive sales and advertising also fluctuate based in part on varying seasonal levels of vehicle inventory and new model introductions. The travel industry experiences high usage during the first two quarters of the year and lower usage during the remainder of the year, and traffic to our travel websites fluctuates in response to such seasonal trends. Consumer spending is typically highest in the last quarter of the year and lower in the remainder of the year, and the traffic to our shopping websites corresponds to these seasonal fluctuations. For our career job board websites, the fourth quarter of the year typically demonstrates some weakness due to a downturn in hiring during this period. Our health category websites do not demonstrate significant seasonality; however, the fourth quarter lags slightly due to the holiday season and physician schedules. Our money and business websites typically demonstrate strength in the first two quarters as business investment is strong but lags somewhat in the fourth quarter as a result of the holiday season. Consequently, our operating results fluctuate and investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results due to the impact of these seasonal trends.

Problems in the functioning of our websites or cyber crime may harm our operations.

Our websites’ traffic has continued to increase substantially over time, and we seek to increase further our user base. As a result, our Internet servers must accommodate more traffic and spikes in demand from our websites in order to support significant additional growth in traffic. Cyber crime is a large scale threat that poses high risk to Internet businesses. The complexity and severity of attacks is increasing over time. We have deployed cyber security systems and procedures which we believe will reduce the risk from cyber security threats. However, delays and service interruptions as a result of cyber attacks could frustrate users and reduce website traffic, which could have an adverse effect on our business and operations.

We have a limited operating history in an emerging market sector and may not be able to achieve financial or operational success.

Our company was founded in October 1998, and we initiated our consumer websites by launching CarsDirect.com in 1999. We became a public reporting company in November 2007. We have a limited operating history in an emerging market sector on which investors can base an evaluation of our business and future prospects. We may not be able to achieve sustained financial or operational success, given the risks, uncertainties, expenses, delays and difficulties in a rapidly-evolving and highly-competitive market, some of which may be beyond our control, including our ability to manage successfully any growth we may achieve in the future and to integrate acquired website businesses, technologies or services.

We have incurred operating losses in the past and may be unable to sustain positive cash flow or profitability in the future.

We experienced significant operating losses in each quarter early in our operating history although we have been profitable in recent years. We had stockholders’ equity of $353.3 million as of December 31, 2008 and $371.3 million as of December 31, 2009, which included an accumulated net loss of $241.8 million as of December 31, 2009. While we have experienced positive operating cash flows since the fourth quarter of 2003 and achieved positive annual net income since 2004, we may be unable, in the future, to sustain or increase cash flow and profitability on a quarterly or annual basis. If revenues grow more slowly than anticipated or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, operating results and financial condition will be adversely affected.

We may not be able to adapt quickly enough to changing industry standards.

Our industry is highly competitive and subject to rapidly-evolving standards, and frequent new service and product introductions and enhancements. The development of new products and services in response to evolving industry standards requires significant time and resource allocation and we may not be able to adapt rapidly and/or cost-effectively enough to these changes. As a result, our inability to do so could adversely affect our business, financial condition and results of operations.

The active adoption of new Internet or telecommunications technologies and devices or other technological changes could require us to modify or adapt our services or infrastructures. If our existing websites, services and proprietary technologies are outdated, this could adversely affect our business, financial condition and results of operations. For example, the number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants, or PDAs, smart phones and handheld computer devices, has increased dramatically in recent years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users. If users of these devices do not widely adopt versions developed for these devices of our products and services, our business could be adversely affected.

We generate most of our revenue from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated 69% of our revenues in 2008 and 66% of our revenues in 2009 from our more than 48,000 advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing advertisements with us, which would negatively harm our revenues and business.

If we are unable to compete effectively, our business, revenues and future growth may suffer.

The market for online marketing and media services is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our advertising products and services, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, decreased website traffic, and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, revenues, financial condition and future growth. There can be no assurance that we will be able to compete successfully against current or future competitors.

We face intense competition from a wide range of Internet and offline companies. Our current principal competitors include:

•	companies that provide specialized consumer information websites, particularly in the automotive, careers, health, home-related, money and business, shopping, and travel and leisure categories;

•	enthusiast websites in specific categories, including message boards, blogs and other enthusiast websites maintained by individuals and other Internet companies;

•	horizontal websites, portals and search properties such as AOL, Ask.com, Google, Bing and Yahoo!;

•	automotive manufacturer websites;

•	traditional advertising channels, including television, radio, and print publications; and

•	brick-and-mortar vendors who compete against our e-commerce services, including automobile dealers, travel agents and classified advertisements.

Our Licensing segment competes with other software and system sources. vBulletin Solutions, the developer of our vBulletin software, primarily competes with commercial and open source community forum software, while principal competitors of our Autodata Solutions division include internal technology departments, advertising agencies and systems integrators such as IBM, Oracle and Capgemini, and certain other commercial software developers.

Many of our current and potential online and traditional store-based or print publication-based competitors have longer operating histories, more industry experience, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These current and potential competitors may be able to devote substantially greater resources to Internet websites and systems development than we can, including through acquisitions, investments and joint ventures. Our competitors may also be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently, adopt more aggressive pricing or devote more resources to marketing and promotional campaigns. In addition, traditional store-based and print publication-based retailers are able to offer customers the experience to see and feel products in a manner that is not possible on the Internet.

We may not succeed in establishing our businesses internationally, which may limit our future growth.

One potential area of growth for us is in the international markets. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services abroad or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services abroad may have a negative effect on our business and future growth.

Certain U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations which are particularly relevant to our business address:

•	user privacy;

•	freedom of expression;

•	information security;

•	pricing, fees and taxes;

•	content and the distribution of content;

•	intellectual property rights;

•	characteristics and quality of products and services;

•	taxation; and

•	online advertising and marketing, including email marketing and unsolicited commercial email.

Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the advertisements posted by our websites’ users, our products and services, or content generated by our users.

Federal and state legislation regulating email communications and Internet advertising, such as privacy-related laws that restrict or prohibit unsolicited email (commonly known as “spam”) may adversely affect our ability to market our services to consumers in a cost-effective manner. Violation of such laws may result in monetary fines or penalties or damage to our reputation. The CAN-SPAM Act of 2003, or CAN-SPAM, imposes complex and often burdensome requirements in connection with sending commercial email. Depending on how the law is interpreted and applied, CAN-SPAM may impose significant costs and burdens on our email marketing practices.

The Gramm-Leach-Bliley Act, places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

   We receive, process and store large amounts of personal data of users of our websites. Our privacy and data security policies govern the collection, use, sharing, disclosure and protection of this data. The storing, sharing, use, disclosure and protection of personal information and user data is subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. If requirements regarding the manner in which certain personal information and other user data will need to be processed and stored change significantly, our business may be may adversely affected, impacting financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data we collect. Our failure or the failure of various third party vendors and service providers, to comply with applicable privacy policies or applicable laws and regulations, or any compromise of security that results in the unauthorized release of personal information or other user data could adversely affect our business, financial condition and results of operations.

As nearly all of our products and services are Internet based, the amount of data we store for our users on our servers (including personal information) has increased. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products and services as well as harm our reputation and brands and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Internet-based products and services we offer as well as increase the number of countries where we operate.

Federal, state and local tax authorities may alter tax treatment of companies engaged in Internet commerce. New or revised tax regulations, whether domestic or internationally, may subject us or our affiliates to additional state sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes, particularly sales taxes, could negatively affect the attractiveness of advertising and selling goods and services over the Internet and increase our costs. These events, if they occur, could have an adverse effect on our business and results of operations.

If we are unable to protect our intellectual property and proprietary rights, our competitive position could be harmed.

Our ability to compete depends upon our proprietary systems and technology. Our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property, are critical to our success. We rely on a combination of laws and contractual restrictions with employees, contractors, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Software codes, informational databases and other components are integral to our products and services. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. There can be no assurance that the steps taken by us will prevent misappropriation of our intellectual property, or that the agreements we have entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available in every jurisdiction in which our products and services are made available through our websites. In addition, our use of open source software in our distributed software products could result in an obligation to disclose our proprietary source code to third parties. Though we use commercially available software tools to help avoid triggering the distribution obligations commonly found in open source software products, these tools are not always reliable and therefore, we cannot be certain that our software complies with the terms of all relevant open source licenses. Misappropriation of our intellectual property may deprive us of competitive advantages in the form of brand awareness or user-friendly technological innovations.

Our business may be harmed by third-party claims, including claims of intellectual property infringement.

               Our products and services may increasingly be subject to third-party claims of intellectual property infringement as the number of our products, services and competitors increases, as the functionalities of products and services in our markets overlap, and as the patenting of software functionality becomes more widespread. There can be no assurance that our internally-developed or acquired products and services do not infringe or otherwise violate the intellectual property rights of third parties.

       From time to time, we have received letters from customers demanding indemnity or otherwise reserving their right to indemnity with respect to patent infringement lawsuits brought by third party patent holders. See, Part II, Item 8, Note 13, Commitments and Contingencies – Legal Contingencies, of this report. Such claims for indemnity could cause us to invest considerable resources defending these suits. In addition, we may be required to pay damages and attorneys’ fees which could adversely affect our business. Furthermore, we license some of our content and software from third parties and may therefore be exposed to infringement actions if such parties do not possess the necessary intellectual property rights. In addition, certain of our domain names for our automotive enthusiast websites include trademarks or trade names of automotive manufacturers, with which we currently have no formal licensing arrangements. For example, we received letters from certain automotive manufacturers informing us of their need to police the use of their trademarks and their willingness to enter into licenses which would cover our ongoing use of the marks in certain of our automotive enthusiast website domain names. We are currently in discussions with those auto manufacturers regarding the terms of the licenses, although we do not believe we are engaging in activities that infringe the manufacturers’ trademarks. We cannot guarantee that we will be able to continue to use such manufacturers’ names in our domain names on favorable terms. The receipt of a notice alleging infringement may require in some situations that a costly opinion of counsel be obtained to prevent a successful claim of intentional infringement

The fact that we make products, services and content available to our customers through the Internet as part of our business also creates the potential for third parties to make other types of claims against us. We could face liability for products or services sold over the Internet. In addition, we could be exposed to liability relating to third-party information that may be accessible directly through our websites, through links on our websites to other websites, or other content or materials that members may post in chat rooms or bulletin boards. Potential claims could, for example, be made for defamation, negligence, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services, as well as traditional print publications.

Regardless of the merits, responding to any third-party claim can result in the expenditure of significant time, costs and other resources in investigating and defending against such a claim, costly litigation, diversion of the efforts and attention of management and other employees, delays in releasing new or upgrading existing services, or implementation of measures to reduce our exposure to liability, which may limit the attractiveness of our products or services to consumers and others. In the event of a successful claim against us for intellectual property infringement, we may be required to pay significant monetary damages. If a successful claim for intellectual property infringement were made against us and we failed to develop or license a commercially-viable substitute technology, our ability to provide then-existing products and services, or future products or services, could be harmed. In addition, our insurance may not cover, or may not adequately cover, all potential third-party claims to which we are exposed. Any imposition of liability on us that is not covered by insurance, or is in excess of our insurance coverage, could require use of our available cash, which could adversely impact our business, operating results and financial condition.

If we are unable to acquire or maintain key domain names for our websites, our ability to operate and grow our business may be impaired.

Our website addresses, or domain names, are critical to our business. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from registering or retaining domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands and other proprietary rights. Additionally, regulatory bodies may establish additional generic or county-code top-level domains or modify the requirements for holding domains. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

If we fail to detect click-through or other fraud on advertisements, we could lose our advertisers’ confidence, causing our business to suffer.

We are exposed to the risk of fraudulent clicks on our advertisements by persons seeking to increase the advertising fees paid to us. Click-through fraud occurs when a person clicks on an advertisement displayed on our websites in order to generate revenue to us and to increase the cost for the advertiser. Action fraud occurs when forms on our websites are completed with false or fictitious information with the intention of increasing the actions through which companies are compensated. If we are unable to monitor and prevent these types of fraudulent activity, we may have to issue retroactive refunds of amounts previously paid to us if any such fraud is later detected. Such fraud could cause advertisers to become dissatisfied with our advertising programs, which, in turn, could lead to a loss of advertisers and revenue, and diminish our reputation.

We depend on key management, technical and marketing personnel for continued success.

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, including Robert N. Brisco, our President and Chief Executive Officer. Our ongoing success also depends on our ability to identify, hire and retain skilled and qualified technical and Internet marketing personnel in a highly competitive employment market. As we develop and acquire new products and services, we will need to hire additional employees. Our inability to attract and retain well-qualified managerial, technical and Internet sales and marketing personnel may have a negative effect on our business, operating results and financial condition.

The terms of our Credit Facility may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our Credit Facility with Silicon Valley Bank, further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report, contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. The restrictions primarily relate to our ability to incur additional debt, pay dividends, create liens, make investments and acquisitions, engage in sales of assets, enter into transactions with affiliates, make capital expenditures, and transfer all or substantially all of our assets or enter into merger or consolidation transactions.  The Credit Facility also requires us to maintain certain financial ratios.

To date, we have not drawn on the Credit Facility.  However, were we to draw on the Credit Facility, a failure by us to comply with the covenants or financial ratios contained in our Credit Facility could result in an event of default under the facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our Credit Facility, the lenders under our Credit Facility would not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event, including future terrorist attacks or acts of war.

Our corporate headquarters and operations, and secure hosting co-location facilities are located in Southern California and are susceptible to “rolling blackouts,” fire, floods, earthquake, telecommunications failures, break-ins, and other natural disasters. The proximity of our offices in El Segundo, California, to high-value terrorist targets, such as the Los Angeles International Airport, could, in the event of war or a terrorist attack, result in damage to, or the destruction of, such offices, as well as the permanent or temporary loss of key personnel. Our disaster recovery plans are not designed to handle such catastrophic events, and our insurance coverage may not adequately reimburse us for any damages suffered as a result of a terrorist attack or act of war.

Our servers are susceptible to interruption from a number of factors, including capacity constraints, power outages and damage from fire, earthquake, flood, break-ins, sabotage, telecommunications breakdown and other uncontrollable events. Our information technology platform is an integration of complex technologies, consisting of proprietary technologies, commercially licensed technologies and other sources. Although our systems are designed to minimize downtime, we cannot expect that service levels will be maintainable during periods of unpredictably high website traffic or all possible disaster situations. Users of the Internet must also rely on online service providers. A significant outage or interruption in a third-party system could severely disrupt traffic to our websites, harming our business, operating results and financial condition. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities.

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

Failure to establish and maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are required to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment.  If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our stock could be affected.

Risks Related to Our Class A Common Stock

Our ownership is heavily concentrated with executive officers, directors and affiliates and may limit stockholders ability to influence corporate matters.

We have a dual-class capitalization structure, which substantially reduces the effect of the votes of holders our Class A common stock and poses a significant risk of dilution to such holders. Idealab Holdings, L.L.C., or Idealab, through its ownership of our Class A common stock and exclusive ownership of our Class B common stock, controls approximately 64.4% of the votes represented by our Class A common stock and Class B common stock outstanding as of December 31, 2009. Thus, Idealab is able to influence or control matters requiring approval of our stockholders, including the election of directors and the approval of mergers, acquisitions and other significant corporate transactions. In addition, each share of our Class B common stock is convertible at any time at the option of Idealab into one share of Class A common stock, and each share of our Class B common stock transferred to a holder unaffiliated with Idealab would be automatically converted into Class A common stock upon transfer. All shares of Class B common stock would be automatically converted into Class A common stock if Idealab, together with certain affiliates, ceases to hold at least 15% of our outstanding capital stock. Conversion of our Class B common stock into Class A common stock would dilute stockholders of our Class A common stock in terms of percentage ownership and voting power within the class of Class A common stock, although the overall percentage ownership of each share of Class A common stock in our company as a whole would remain unchanged and the overall percentage voting power of each share of Class A common stock in our company as a whole would increase. Our Chief Executive Officer controls approximately 3.4% of the votes represented by our Class A and Class B common stock and our executive officers and directors, as a group, control approximately 70% of such votes. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of Class A common stock by existing stockholders could cause our stock price to decline.

As of December 31, 2009, we had 42,148,080 shares of Class A common stock and 3,025,000 shares of Class B common stock outstanding. Of these shares of our common stock, only 27,255,907 shares of Class A common stock were freely tradable without restriction in the public market.  At various times, the following additional shares will be available for sale in the public market:
•
Up to 14,892,173 shares of Class A common stock, which are held by directors, executive officers and other affiliates, subject in some cases to various vesting arrangements and to volume and  other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended;

•
3,025,000 shares of Class B common stock (which upon sale will automatically convert to shares of Class A common stock on a one-on-one basis), subject to volume and other restrictions under Rule 144 under the Securities Act; and

•
2,380,242 shares currently subject to outstanding options under our 1998 Stock  Plan, 2000 Stock Plan and 2007 Equity Plan to the extent permitted by the provisions of various vesting agreements and subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

Pursuant to a lock-up agreement with the Company, Idealab agreed not sell, transfer, or pledge its shares, subject to certain exceptions, through November 15, 2009. As the lock up agreement has expired, up to an additional 5,716,677 shares of Class A common stock are eligible for sale in the public market, subject to certain volume and other restrictions pursuant to Rule 144 under the Securities Act. With respect to these 5,716,677 shares and as additional 3,025,000 shares of Class A common stock issuable upon conversion of shares of Class B common stock, Idealab has certain demand and piggyback rights that expire in November 2011 to require us to register their shares with the SEC. If we register any of these registrable shares of Class A common stock, stockholders would be able to sell those shares freely in the public market.

Our stock price has been volatile and may continue to fluctuate significantly.

The trading price of our Class A common stock historically has been, and we expect will continue to be, subject to fluctuations. These fluctuations may be due to factors specific to us including those discussed in the risk factors in this section as well as others not currently known to us or that we currently do not believe are material, to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors affecting the Internet, publishing, media or automotive industries, or to national or international economic conditions.  Stock markets, in general, have experienced over the years, and continue to experience significant price and volume fluctuations that have affected trading prices for companies such as ours and that may be unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Provisions in our certificate of incorporation and bylaws, and Delaware law may discourage, delay or prevent a change of control of the Company or changes in our management and, therefore, may adversely affect the trading price of our Class A common stock.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us or changes in our management that our stockholders may consider favorable. For example, these provisions:

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

•
prohibit stockholder action by written consent following the date on which Idealab and certain of its affiliates collectively cease to hold and have the right to direct the vote of at least 15% of the shares of our outstanding capital stock, which means that, after such date, all stockholder actions must be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•
restrict transfers of our stock to any person who would then own more than 5% of our stock or would increase the ownership of anyone owning more than 5% of our stock such that an ownership change would be deemed to have occurred under Section 382 of the Internal Revenue Code, unless such restriction is waived in advance by our Board of Directors; and

•	establish advance notice requirements for nominations of candidates for our Board of Directors or for proposing matters that can be acted upon by stockholders at a meeting of our stockholders.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law which, subject to some exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder.” An “interested stockholder” is generally defined as a stockholder who owns 15% or more of a corporation’s outstanding voting stock, any stockholder associated or affiliated with the corporation, who owns or within three years prior to the determination of interested stockholder status did own 15% or more of the corporation’s voting stock, or the affiliates or associates of any such stockholder. Section 203 could have the effect of delaying, deferring or preventing a change of control of our company that our Class A common stockholders might consider to be in their best interests.

We do not intend to pay dividends on our common stock.

    We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

       Not applicable.

ITEM 2.    PROPERTIES

      Our corporate headquarters are located in El Segundo, California, where we occupy approximately 54,000 square feet of office space under a lease that expires in June 2014. These facilities comprise our headquarters, including our administration, operations, technology, and sales and marketing departments.

      We lease facilities in London, Ontario, Canada, which include approximately 25,000 square feet, pursuant to four separate lease agreements with options to extend the lease terms to 2017. These facilities are used by our Autodata Solutions division for all operating functions. We also lease small amounts of space (under 1,000 square feet) in several states in the U.S. for various operating and regulatory purposes.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against us and our subsidiaries,  Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services we and our Autodata subsidiaries offer violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against us, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’  revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions.  In December 2008, we filed a Motion to Dismiss for lack of personal jurisdiction, which was denied in August 2009. Discovery is pending.

       On August 12, 2009, the Company, Autodata and Autodata Solutions filed suit in the District Court of Travis County, Texas, in which we assert unauthorized disclosure, misappropriation and conversion of proprietary, trade secret and confidential information imparted by us to Versata Software and Versata Development in 1997 and 1998. We allege that Versata Software and Versata Development disclosed such confidential information to the U.S. Patent & Trademark Office in their applications for U.S. Patent No. 7,130,821 and U.S. Patent No. 7,206,756, and claimed it as their own. Our petition seeks declaratory relief to quiet title resulting from Versata Software and Versata Development’s claimed ownership of the technology and confidential information underlying the patents as well as unspecified damages, attorneys’ fees and costs. In January 2010, Versata filed its Answer, which included among other things, a plea for dismissal for lack of jurisdiction, which is pending.

       On August 12, 2009, Versata Software and Versata Development filed suit for declaratory judgment against the Company, Autodata and Autodata Solutions, in the United States District Court for the Western District of Texas, Austin Division, alleging apprehension of a potential lawsuit by us against them for their breach of a confidentiality agreement between the parties. Versata voluntarily dismissed the suit without prejudice in January 2010.

       We believe the remaining claims against us are without merit and intend to vigorously defend the lawsuits, but we cannot predict the outcome of these matters, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if we are successful in defending the lawsuits, we may incur substantial costs and diversion of management time and resources to defend the litigation. We are not able to estimate a probable loss, if any.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock has been quoted on the NASDAQ Global Select Market under the symbol "INET" since November 16, 2007. Prior to that time, there was no public market for our Class A common stock. As of February 26, 2010, there were 526, and one stockholder of record of our Class A common stock, and Class B common stock, respectively. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

        The closing price of our Class A common stock was $8.51 per share as reported by NASDAQ on March 1, 2010.

The high and low sales prices for our Class A common stock for each full quarterly period within the two most recent fiscal years, and a partial fourth quarter of 2007 given our initial public offering on November 16, 2007, are indicated below, as reported on NASDAQ:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended	December 31, 2009
	High	$6.00	$7.24	$8.00	$8.91
	Low	$4.50	$5.50	$6.84	$6.75
Year Ended	December 31, 2008
	High	$9.44	$7.92	$7.13	$6.98
	Low	$5.84	$5.72	$5.37	$4.43
Year Ended	December 31, 2007
	High	N/A	N/A	N/A	$8.87
	Low	N/A	N/A.	N/A	$6.44

Our Class B common stock is neither listed nor publicly traded.

Dividend Policy

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and therefore, do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors our Board of Directors deems relevant.

Unregistered Sales of Equity Securities

The following sets forth information regarding unregistered securities sold by us in 2009:  In June 2009, August 2009 and December 2009, we issued to accredited investors a total of 217,642 shares of Class A common stock with an aggregate fair market value ranging from $178,500 to $1.17 million, as consideration in connection with three website-related acquisitions.

The sale of the above securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2). The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Issuer Purchases of Equity Securities

On February 28, 2009, 5,375 shares of Class A common stock valued at $4.79 per share were withheld in connection with the payment of taxes on behalf of Lisa Morita, our Chief Operating Officer, to meet tax withholding obligations arising pursuant to the vesting of a portion of a restricted stock award granted on February 29, 2008.

On August 29, 2009, 2,619 shares of Class A common stock valued at $7.41 per share were withheld in connection with the payment of taxes on behalf of Scott A. Friedman, our Chief Financial Officer, to meet tax withholding obligations arising pursuant to the vesting of a portion of a restricted stock award granted on August 29, 2008.

Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on January 1, 2009 of (i) our Class A common stock, (ii) the NASDAQ Composite Index, and (iii) the AMEX Interactive Week Internet Index, at the closing price on December 31, 2009. All values assume reinvestment of the full amount of all dividends, if any. The stockholder return shown below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange, or incorporated by reference into any filing of the Company under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	Cumulative Total Return
	January 1, 2009	December 31, 2009
Internet Brands, Inc.	$100	$134.54
Nasdaq Composite Index	$100	$143.89
AMEX Interactive Week Internet Index	$100	$174.82

ITEM 6.    SELECTED FINANCIAL DATA

         You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and Item 8, “Financial Statements and Supplementary Data” of this report.

        The consolidated statement of operations data and the consolidated statement of cash flows data for each of the three years ended December 31, 2007, 2008 and 2009, as well as the consolidated balance sheet data as of December 31, 2008 and 2009, are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated balance sheet data as of December 31, 2005 are derived from our audited financial statements not included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2009	2008	2007	2006 (1)	2005

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$99,756	$104,036	$89,889	$84,804	$78,073
Costs and operating expenses:
Cost of revenues	18,781	23,952	24,626	20,310	15,715
Sales and marketing(2)	19,109	21,473	21,026	19,025	21,081
Technology (2)	9,631	8,683	7,607	6,516	5,131
General and administrative(2)	15,411	17,154	23,745	18,303	22,394
Depreciation and amortization	16,590	13,554	8,030	3,952	2,417
Total costs and operating expenses	79,522	84,816	85,034	68,106	66,738
Income from operations	20,234	19,220	4,855	16,698	11,335
Investment and other income	(312)	497	6,033	6,287	3,648
Income before income taxes	19,922	19,717	10,888	22,985	14,983
Provision (benefit) for income taxes	7,534	8,158	10,577	(66,306)	1,569
Net income	12,388	11,559	311	89,291	13,414
Less undistributed income attributable to preferred
stockholders	-	-	-	(54,279)	(8,298)
Net income attributable to common
stockholders	$12,388	$11,559	$311	$35,012	$5,116
Net income attributable to common stockholders per common share - Class A and B:
Basic	$0.28	$0.27	$0.01	$2.19	$0.36
Diluted	$0.27	$0.26	$0.01	$1.81	$0.29
Pro forma net income attributable to common stockholders per common share:
Basic				$2.19
Diluted				$2.03
(1)	2006 includes the effect of a prior period adjustment of $3.8 million to deferred tax assets and the benefit from income taxes.
 (2) Stock-based compensation expense is included in the line items above as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Sales and marketing	$410	$292	$1,208	$667	$659
Technology	207	130	302	97	94
General and administrative	2,660	2,069	13,685	8,363	11,817
Total	$3,277	$2,491	$15,195	$9,127	$12,570

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,408	$43,648	$31,780	$43,661	$52,416
Investments, available for sale	21,736	13,723	64,864	107,423	85,365
Working capital	72,327	60,487	100,468	161,321	134,477
Total assets (3)	391,943	377,689	359,652	327,608	228,786
Total current liabilities	20,629	24,368	22,884	19,175	19,636
Total stockholders' equity (3)	371,314	353,321	336,768	308,433	209,150

(3) For the fiscal years 2008, 2007 and 2006, amounts have been revised corrected for a $3.8 million prior period adjustment to reduce deferred tax asset and retained earnings.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$36,090	$33,773	$36,048	$31,341	$29,236
Depreciation and amortization	16,590	13,554	8,030	3,952	2,417
Acquisitions, net of cash acquired	(24,221)	(68,131)	(102,790)	(16,832)	(21,765)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Other Financial Data:	(in thousands)
Adjusted EBITDA(4)	$40,101	$35,265	$28,080	$29,777	$26,322

(4) We define Adjusted EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation, amortization of purchased intangible assets, stock-based compensation, interest expense (income) and other income. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of GAAP. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our statement of cash flows presents our cash flow activity in accordance with GAAP. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

Our management uses Adjusted EBITDA:

• as a measure of operating performance, because it provides information  related to the Company’s ability to provide cash flows for acquisitions, capital expenditures and working capital requirements;

• for planning purposes, including in the preparation of our internal annual operating budget;

• to allocate resources to enhance the financial performance of our business;

• to evaluate the effectiveness of our operational strategies;

• in communications with the Board of Directors, stockholders, analysts and investors concerning our financial performance; and

• as a factor in the evaluation of the performance of our management in determining compensation.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the fiscal periods indicated, is as follows:

	Year Ended December 31,
	2009	2008	2007	2006		2005
	(in thousands)

Net income	$12,388	$11,559	$311	$89,291		$13,414
Provision (benefit) for income taxes	7,534	8,158	10,577	(66,306)	(5)	1,569
Depreciation and amortization	16,590	13,554	8,030	3,952		2,417
Stock based compensation	3,277	2,491	15,195	9,127		12,570
Investment and other (income) expense	312	(497)	(6,033)	(6,287)		(3,648)
Adjusted EBITDA	$40,101	$35,265	$28,080	$29,777		$26,322

_________________________________
(5)  As of December 31, 2006, we concluded it was more likely than not that we will realize certain deferred tax assets through expected future taxable profits. As a result, we released a valuation allowance of approximately $82.7 million, the majority of which was recognized as an income tax benefit. 2006 also includes the effect of a prior period adjustment of $3.8 million to reduce deferred tax assets and reduce the benefit for income taxes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        As used in this report, references to "we," "our," "the Company" or "Internet Brands" refer to Internet Brands, Inc. and its consolidated subsidiaries unless otherwise indicated. This discussion includes forward-looking statements which are subject to certain risks and uncertainties as discussed in the preceding Item 1A, “Risk Factors” of this report.

       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements as included elsewhere in this report. In addition to the historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under "Risk Factors,” under Part I, Item 1A of this report (see "Cautionary Note Regarding Forward-Looking Statements”) and elsewhere in this report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

        We are an Internet media company that owns, operates and grows branded websites in categories marked by highly focused consumer involvement and strong advertising spending. We believe that consumers seek knowledge from experts and fellow visitors online to save time and money in their daily lives.  Our vertical websites provide knowledge that is accessible and valuable to our audiences and the advertisers that want to market to them.

        Consumer Internet Segment.  In our Consumer Internet segment, we have continued to expand and diversify our vertical website categories to serve a wide range of audiences and advertisers. Our network of websites is grouped into seven vertical categories: automotive, careers, health, home, money and business, shopping and travel and leisure. We operate 94 websites that received in excess of 100,000 monthly unique visitors as of December 31, 2009, which we refer to as our “principal websites.” Our number of principal websites has grown from 45 in December 2007, to over 80 in December 2008, to more than 90 in December 2009. More than 97% of our websites’ traffic is from non-paid sources. Our international audiences accounted for approximately 25% of total monthly visitors in December 2009. In 2009 we served a total of more than 48,000 advertisers on our websites, an increase of 20% over 2008.

Despite a challenging online advertising market, in 2009 our Consumer Internet segment revenues (excluding automotive CPL and CPA revenues) grew 21% from 2008, with 12% growth in websites we have owned for more than one year. In the same period, the U.S. online advertising industry experienced a 3% decline (according to MAGNA’s U.S. Advertising Revenue Forecast). Our online advertising revenues growth was offset by a 39% year-over-year decline in automotive CPL and CPA revenues resulting from the continued weakness in consumer demand for automobiles in a challenging economic environment. We expect that our Consumer Internet revenues (excluding automotive CPL and CPA revenues from automotive dealers) will continue to increase in 2010 as we further grow and diversify our organic traffic and revenue sources on existing websites and acquire additional websites. We also expect to benefit from a return to overall growth in the U.S. online advertising industry, which is projected to increase by 9% in 2010 over 2009 (according to MAGNA’s U.S. Advertising Revenue Forecast). While we believe that our CPL and CPA revenues from automotive dealers stabilized in the fourth quarter of 2009, we cannot predict whether the overall downward trend in consumer automotive demand that started in the second half of 2006 will continue to result in declines in these revenue sources in 2010.

        Licensing Segment.  In our Licensing segment, we license certain of our Internet technology products and services to major companies and individual website owners around the world.  Our Autodata Solutions division supplies licensed technology and content services to the automotive industry, serving most of the U.S., Japanese and European automotive manufacturers.  We also own and operate vBulletin software supplies products that are tailored to the growing market of specialized online communities and include robust discussion forums and a fully-integrated content management system.  We directly market our vBulletin products on the Internet and have sold more than 140,000 licenses to date. Our Licensing Segment revenues also continued to grow in 2009 as our Autodata Solutions division entered into new multi-year contracts in the second half of 2009 and we launched our vBulletin 4.0 Publishing Suite in the fourth quarter.

        Our goal is to grow the audiences, revenues and profitability of our Consumer Internet and Licensing businesses through the deployment of our common operating platform, by acquiring additional websites in our existing vertical categories and by continuing to expand into new categories. Our proprietary technologies and shared operating, sales and content creation resources are highly scalable and allow us to rapidly and cost effectively create and deploy valuable knowledge and technology improvements on our websites that gain audiences and advertisers over time. Our targeted content includes a diverse range of articles, guides, product comparisons, expert and user reviews, discussion forums, photographs, directories, deals, discounts and coupons. We monetize through various advertising models, including cost per click (CPC), cost per lead (CPL), cost per action (CPA), cost per thousand impressions (CPM) and flat fees.

We use certain performance indicators that are key elements of our growth strategy in order to manage our business and assess our operational performance:

•     Online Traffic.   A principal strategic element in expanding our Consumer Internet business is increasing the size of audiences visiting our websites. We use measures of online traffic to our portfolio of websites, such as page views and monthly unique visitors, as key performance indicators.

•
Unique visitors grew to an average of 50 million per month in the fourth quarter of 2009, a 22% increase from 41 million unique visitors per month in the fourth quarter of 2008.  Visitor calculations include websites acquired in the fourth quarter of 2009 on a pro forma basis.

•
Page views averaged 651 million per month in the fourth quarter of 2009, a 0.3 % decrease from an average of 653 million monthly page views in the fourth quarter of 2008.  Page views and the ratio of page views to unique visitors modestly decreased year over year primarily as a result of new website features that combine elements from multiple pages to single pages.

    •     Acquisitions.  Acquisitions of vertically-focused websites have been and will continue to be a material component of the expansion of our Consumer Internet business. In 2009 we reduced our total capital investment in acquisitions to $19.9 million, from $62.6 million in 2008.  We have refined our acquisition strategy as we have accelerated the organic growth rates of existing websites and rapidly integrated acquired websites onto our operating platform.  We anticipate that we will continue to acquire websites and related technologies in 2010 on a similar pace as 2009, subject to our ability to identify assets that meet our growth objectives on favorable terms.

•     Adjusted EBITDA.   As discussed in Item 6, "Selected Financial Data" of this report, we employ Adjusted EBITDA for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, which allows us to better assess whether the elements of our growth strategy -- increasing audience sizes, selling additional licenses and related products, and adding and developing new websites -- are yielding positive results.

•	Adjusted EBITDA grew from $28.1 in 2007 to $35.3 million in 2008, a 26% increase, and to $40.1 million in 2009, a 14% increase from 2008.

•	Adjusted EBITDA as a percentage of revenue increased from 31.2% in 2007 to 33.9% in 2008, an increase of 270 basis points, and to 40.2% in 2009, an increase of 630 basis points from 2008.

  As we have continued to grow and diversify our organic website traffic, revenues and products, our overall EBITDA margins have also continued to grow, from 31.2% in 2007, to 33.9% in 2008, to 40.2% in 2009. We expect this trend to continue in 2010 as we leverage our technology and operating platform to optimize revenue yields.

Our Revenues

        We derive our revenues from two segments: Consumer Internet and Licensing. In our Consumer Internet segment, revenues are primarily derived from advertisers. In our Licensing segment, revenues are derived from the licensing of data and technology tools and services to automotive manufacturers, and proprietary software for website communities.

Our total revenues were $99.8 million in 2009 compared to $104.0 million in 2008. The key factors influencing the year-over-year change were:

• the addition of websites that we owned, operated and grew, which offered new advertising opportunities to our existing advertisers and facilitated new advertising relationships;

• increased advertising sales on our websites as our Consumer Internet audiences grew;

• increased licensing revenues from our vBulletin Solutions division, which was primarily a result of the launch of the new vBulletin 4.0 publishing software during the fourth quarter of 2009; and offset by

        • a decline in our automotive e-commerce business, a result of the continued weakness in consumer demand for automobiles resulting from the adverse economic and credit climate in 2009.

        Our Consumer Internet revenues were $66.2 million for the year ended December 31, 2009 compared to $71.6 million for the year ended December 31, 2008.  Website advertising increased $7.9 million, or 21%, during the year ended December 31, 2009 compared to the prior year. The increase was primarily driven by growth from our auto enthusiast, home-related, and careers vertical websites. Organic growth from websites owned more than one year contributed significantly to that growth. Offsetting this growth, our CPA and CPL revenues from automotive dealers declined $13.3 million, or 39%, during fiscal 2009 compared to 2008. Such reduced dealer advertising spending is consistent with the industry-wide downturn in the automotive sector. This industry has generally been in a downward cycle that began in the second half of 2006 and significantly deepened in the second half of 2008 and into 2009. We cannot predict how long this negative trend will continue, or when it will end or reverse; consequently, our prospects in this area cannot be predicted.

        Our Licensing revenues were $33.6 million for the year ended December 31, 2009 compared to $32.5 million for the year ended December 31, 2008.  The increase in revenues was primarily a result of the launch of the new vBulletin 4.0 Publishing Suite during the fourth quarter of 2009.

        Historically, our revenues have come from clients located in the United States. Sales denominated in non-U.S. currencies accounted for 15.4% of our revenues in 2009, and 17.9% of our revenues in 2008. The sales revenues we currently receive in non-U.S. currencies are generally denominated in Canadian dollars. We receive a small portion of our revenues, which we believe to be an immaterial amount compared to our total revenues, from additional sources outside the United States through credit card and merchant account transactions. In these transactions, payments in non-U.S. currencies are automatically converted to U.S. dollars by credit card companies and other payment intermediaries.

        Consumer Internet Revenues

        Our Consumer Internet segment generates revenues through sales of online advertising in various monetization formats such as cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat fees. Under the CPM format, advertisers pay a fee for displays of their graphical advertisements, typically at an incremental rate per thousand displays or "impressions." Under the CPC model, we earn revenues based on "click-throughs" on text-based links displayed on our websites, which occur when a user clicks on an advertiser's listing. We derive revenues on a CPC model through direct sales to advertisers, as well as through various third-party advertising networks, such as Google, Vibrant and Federated Media, for which we receive a negotiated percentage of their advertising revenues. Under the CPL model, our advertiser customers pay for leads generated through our websites and accepted by the customer. Under the CPA format, we earn revenues based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through our websites. Revenues from flat-fee, listings-based services are based on a customer's subscription to a service.

        We vary our advertising formats based on consumer and advertiser preferences in a particular category and our ability to optimize revenue yields. For example, we sell display advertising directly to automotive manufacturers and home improvement advertisers on a CPC or CPM basis, and consumer automotive and automotive finance leads to automotive dealers on a CPL basis. We typically invoice our advertisers for display advertisements and CPL products on a monthly basis after we have run the advertisements or delivered the leads. Our contracts with these advertisers are typically on a multiple-month basis and are cancelable on 60 days or less notice. Revenue from our shopping sites is typically generated on a CPA basis where we earn commissions as website users buy products online. We also sell classified listings for annual flat fees to thousands of summer camps, vacation rental property owners and managers, and bed and breakfast owners. Advertisers typically pay flat fees by credit card, PayPal or similar online payment service, utilizing online "self serve" tools provided on our websites. Some of these flat fees are automatically renewed utilizing payment information on file with us. Our policy is not to offer refunds for mid-term cancellation of advertisements sold on a flat-fee basis. As consumer and advertiser preferences continue to evolve, we expect that we will adjust our revenue sources and mix on our websites to address those changing needs and optimize our revenue yields.

        Our advertiser base is highly diversified across our Consumer Internet categories. As of December 31, 2009, we had nearly 48,000 advertising customers in our Consumer Internet segment. We also utilize a variety of advertising networks and affiliate relationships to monetize our websites. As our website audiences continue to grow and diversify among our consumer categories, we expect that our sources of advertising revenues will likewise continue to grow and diversify.

        Our Consumer Internet segment revenues represented approximately 66% and 69% of our total revenues in 2009 and 2008, respectively.

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

       Through vBulletin Solutions we also sell and license vBulletin Internet software to U.S. and international website owners. vBulletin revenues are primarily derived from software license purchases and leasing for a flat fee, as well as annual maintenance fees for customer support and software updates. With the release of vBulletin 4.0 Publishing Suite in the fourth quarter of 2009, leasing for a flat fee and annual maintenance fees were eliminated.

During the fourth of quarter of 2009, we launched the vBulletin 4.0 Publishing Suite. The new product suite includes a new forum product, content management system, blogging tools and more powerful administration features to help customers manage their websites and grow vibrant communities.

Our Licensing segment revenues represented approximately 34% and 31% of our total revenues in 2009 and 2008, respectively.

Expenses

        The largest component of our expenses is personnel. Personnel costs include salaries and benefits for our employees, commissions for our sales staff and stock-based compensation, which are categorized in our statements of operations based on each employee's principal function (i.e., Sales and Marketing, Technology or General and Administrative). Cost of revenues represent expenses that vary proportionately with revenues and includes development costs, including personnel cost, related to the licensing business, marketing costs directly related to the fulfillment of specific customer advertising orders and costs of hosting our websites. Sales and marketing expenses include both personnel and online marketing costs. General and administrative expenses include personnel, audit, tax and legal fees, insurance and facilities costs.

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

Revenue Recognition

        We recognize revenue in accordance with Accounting Standards Codification (ASC) 605-10 (previously SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. Our revenues are derived from our Consumer Internet and Licensing segments.

Consumer Internet

Consumer Internet segment revenue is earned from online advertising sales on a cost per impression (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) or flat-fee basis.

•
We earn CPM revenue from the display of graphical advertisements.  An impression is delivered when an advertisement appears on website pages viewed by users.  Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

•
Revenue from the display of text-based links to the websites of our advertisers is recognized on a CPC basis, and search advertising is recognized as "click-throughs" occur.  A "click-through" occurs when a user clicks on an advertiser's link.

•
Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the dealer or mortgage lender, following the execution of a service agreement and commencement of services. Service agreements generally have a term of twelve months or less.

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

        Software-related revenue is accounted for in accordance with ASC 985-605 (previously Statement of Position (SOP) No. 97-2, Software Revenue Recognition), and interpretations thereof.  Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

Fees for stand-alone projects are fixed-bid and determined based on estimated effort and client billing rates since we can reasonably estimate the required effort to complete each project or each milestone within the project. Recognition of the revenue and all related costs of these arrangements is deferred until delivery and acceptance of the projects in accordance with the terms of the contract.

During the fourth quarter of 2009, we began selling and electronically delivering the vBulletin 4.0 Publishing Suite. We recognize revenue from the sale of this product when legal title transfers, which occurs when customers download the product from the Internet.  In connection with the sale of vBulletin 4.0, we provide customers with free email technical support.  We do not defer the recognition of any vBulletin 4.0 revenue as (i) historically, the majority of customers utilize their free email support within the first month of owning the product, and (ii) the cost of providing this free email support is insignificant.  We accrue the estimated cost of providing this free email support upon delivery of the product.

Business Combinations

        We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. Historically, the purchase price included the direct costs of the acquisition.  However, beginning in fiscal year 2009, acquisition-related costs were expensed as incurred, in accordance with ASC 805 (previously Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations). Under the purchase method of accounting, we allocate the purchase price of acquired websites to the identifiable tangible and intangible assets.  Goodwill represents the excess of consideration paid over the net identifiable business assets acquired. Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development.  We have entered into earnout agreements which are contingent on the acquired website business achieving agreed upon performance milestones. Earnout payments are not based on the seller's on-going service to the Company; when the seller provides services following the acquisitions, the cost of the seller's services is recorded as compensation expense in the period the services were performed. Historically, we have accounted for earnout consideration as an addition to goodwill in the period earned.  Beginning with fiscal year 2009 acquisitions, in accordance with ASC 805, we estimated the net present value of expected earnout payments and recorded such amount as an addition to goodwill and liability or equity, at the time of closing of the acquisition. Subsequent changes are recorded on the statement of operations as other income or expense in the period of re-measurement. If earnout projections are recorded as equity, then no subsequent re-measurement is required.

Goodwill, Intangible Assets and the Impairment of Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. ASC 350 -20 (previously SFAS No. 142, Goodwill and Other Intangible Assets), requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We determined that our reporting units are equivalent to our Consumer Internet and Licensing operating segments for the purposes of completing our ASC 350-20 analysis. Goodwill is assigned to the reporting unit that is expected to benefit from the anticipated revenue and cash flows of the business combination.

We utilize a two-step approach to test goodwill for impairment. The first step determines the fair value of our reporting units using an Income Approach and a Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly-traded companies are valued using Market Values of Invested Capital, or MVIC, multiples (i.e., MVIC to Enterprise Value/EBITDA ratio and MVIC to Price/Earnings ratio) and then, these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value. If the fair values exceed the carrying values, goodwill is not impaired. The second step, if necessary, measures the amount of any impairment by applying fair value-based tests to individual assets and liabilities. If the reporting unit's carrying value exceeds its fair value, the company compares the fair value of the goodwill with the carrying value of the goodwill. If the carrying value of goodwill for the company exceeds the fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess.

       We perform this analysis during December of each fiscal year. Our December 31, 2009 consolidated balance sheet includes $223.9 million of goodwill, $20.1 million of intangible assets, net, and $15.1 million of fixed assets, net. Our management updated its analysis of goodwill, intangible assets and long-lived assets as of December 31, 2009, and determined that no impairment had occurred.

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

We have acquired many website businesses in each of the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Provision for Income Taxes and Deferred Income Tax Assets

        Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Accounting standards require us to establish a valuation allowance for that portion of our deferred tax assets for which it is more likely than not that we will not receive a future benefit. In making this judgment, all available evidence is considered, some of which, particularly estimates of future profitability and income tax rates, are subjective in nature. Estimates of deferred income taxes are based on management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.  Our effective income tax provision (benefit) rates for the years ended December 31, 2009, 2008 and 2007 were 37.8%, 41.4% and 97.1%, respectively.

       During 2009, we discovered an incorrect recording of our deferred tax assets in 2006 relating to the inclusion of certain stock-based compensation charges that were built up over the previous five years. As a result, we overstated an adjustment to our deferred tax assets in 2006 by approximately $3.8 million.

In accordance with ASC 250 (previously SFAS No.154, Accounting Changes and Error Correction), SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior periods. For financial reporting purposes, this error has been accounted for as a prior period adjustment in accordance with ASC 250.  The Company has charged the Accumulated Deficit account in Shareholders’ Equity in the amount of $3.8 million and reduced the deferred tax asset balance in the amount of $3.8 million as of December 31, 2006 to appropriately reflect the prior period adjustment.

Seasonality

       The automotive industry in which we provide Consumer Internet products and services has historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. In 2008, we entered the online shopping category which has historically experienced relatively stronger sales in the fourth quarter.

Results of Operations

        The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenues	18.8	23.0	27.4
Sales and marketing	19.2	20.6	23.4
Technology and product development	9.7	8.3	8.5
General and administrative	15.4	16.5	26.4
Depreciation and amortization of intangibles	16.6	13.0	8.9
Total operating expenses	79.7	81.5	94.6
Operating income	20.3	18.5	5.4
Investment and other (expense) income	(0.3)	0.5	6.7
Income from operations before income taxes	20.0	19.0	12.1
Provision for income taxes	7.6	7.9	11.8
Net income	12.4	11.1	0.3

Years Ended December 31, 2009, 2008 and 2007

        Total Revenues (in thousands, except for percentages)

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
Revenues:
Consumer Internet	$66,154	$71,564	$63,738	$(5,410)	(7.6)%	$7,826	12.3%
Licensing	33,602	32,472	26,151	1,130	3.5%	6,321	24.2%
Total revenues	$99,756	$104,036	$89,889	$(4,280)	(4.1)%	$14,147	15.7%

 2009 vs. 2008

Our revenues for the year ended December 31, 2009, decreased $4.3 million, or 4%, from our revenues for the year ended December 31, 2008.

Consumer Internet advertising revenues from our websites increased $7.9 million, or 21%, on a year-over-year basis, with organic growth from websites owned more than one year contributing significantly to this growth.  The increase was primarily driven by growth from our auto enthusiast, home-related, and careers websites. However, this increase was offset by a $13.3 million, or 39%, decrease in our CPA and CPL revenues from automotive dealers (referred to as automotive e-commerce revenues), due to continued weakness in consumer demand for automobiles resulting from the distressed economy and credit crisis. Such reduced dealer advertising spending is consistent with the industry-wide downturn in the automotive sector that began in the second half of 2006.  Consequently, our overall Consumer Internet revenues decreased $5.4 million, or 8%, during 2009 compared to 2008.

For the year ended December 31, 2009, Licensing revenues increased $1.1 million, or 4%, over 2008 which was primarily attributable to the fourth quarter launch of our vBulletin 4.0 Publishing Suite.

2008 vs. 2007

Our revenues in the Consumer Internet segment increased $7.8 million, or 12%, during the year ended December 31, 2008 compared to the prior year. This increase was primarily a result of a $14.4 million increase in advertising revenues from our auto enthusiast, careers, home-related, shopping, and travel and leisure websites.  Partially offsetting this growth and primarily reflecting the continuing weakness in the automotive industry, our automotive e-commerce revenues declined $6.6 million during fiscal 2008 compared to the same period in the prior year.

        During the year ended December 31, 2008 our licensing revenues increased $6.3 million, or 24%, over 2007. Autodata Solutions division revenues increased $4.1 million, the majority of which was derived from additional product sales to existing Autodata Solutions division’s clients. Revenues also increased $2.2 million as a result of the acquisition of Jelsoft in June 2007.

 Cost of Revenues
				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Cost of revenues	$18,781	$23,952	$24,626	$(5,171)	(21.6)%	$(674)	(2.7)%
Percentage of revenues	18.8%	23.0%	27.4%

2009 vs. 2008

  Our cost of revenues decreased $5.2 million, or 22%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The lower cost of revenues was driven by reduced variable marketing costs associated with our automotive CPL business in our Consumer Internet segment, consistent with the decline in revenues from our automotive e-commerce business.

2008 vs. 2007

Our total cost of revenues decreased $0.7 million, or 3%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease was primarily due to a $0.8 million reduction in variable marketing costs associated with our automotive CPL business in our Consumer Internet segment, partially offset by a $0.1 million increase in website management, hosting and maintenance costs from our growing number of websites.

Sales and Marketing Expenses
				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Sales and marketing	19,109	$21,473	$21,026	$(2,364)	(11.0)%	$447	2.1%
Percentage of revenues	19.2%	20.6%	23.4%

2009 vs. 2008

Sales and marketing expenses declined $2.4 million, or 11%, for the year ended December 31, 2009, compared to the year ended December 31, 2008.  The decline is the result of reductions in headcount and headcount-related costs in our automotive e-commerce business.

2008 vs. 2007

Sales and marketing expenses increased $0.4 million, or 2%, for the year ended December 31, 2008 over the prior year period; excluding the effect of the decline in the stock-based compensation expense, sales and marketing expenses increased $1.4 million, or 7%, for the year ended December 31, 2008 over the prior year. The increase was primarily due to additional headcount costs to maintain our growing number of websites.

Technology

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Technology and product development	9,631	$8,683	$7,607	$948	10.9%	$1,076	14.1%
Percentage of revenues	9.7%	8.3%	8.5%

2009 vs. 2008

Technology expenses increased $0.9 million, or 11%, for the year ended December 31, 2009, compared to the year ended December 31, 2008.  The increase was due to additional headcount and support costs to further develop, grow and maintain our websites and from the acquisition of additional websites in 2009.

2008 vs. 2007

Technology expenses increased $1.1 million, or 14%, for the year ended December 31, 2008 over the prior year period.   The increase was primarily due to additional support costs to maintain our growing number of websites.

General and Administrative Expenses
				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

General and administrative	15,411	$17,154	$23,745	$(1,743)	(10.2)%	$(6,591)	(27.8)%
Percentage of revenues	15.4%	16.5%	26.4%

2009 vs. 2008

General and administrative expenses decreased $1.7 million, or 10%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decline is due to a $1.5 million reduction in bad debt expense resulting from strong collection efforts and reduced days sales outstanding, as well as a $0.2 million decrease in headcount related expenses.

2008 vs. 2007

General and administrative expenses declined $6.6 million, or 28%, for the year ended December 31, 2008 over the prior year period; excluding the effect of the decline in the stock-based compensation expense, general and administrative expenses increased $5.0 million, or 50% for the year ended December 31, 2008 over the prior year.  Key factors causing this increase included a $1.3 million increase in bad debt expense, primarily a result of the recessionary macro-economic environment, $1.6 million of increased legal, audit and professional fees and insurance related to our becoming a public company, and $2.2 million of additional headcount and other administrative costs resulting from our growing number of websites.

Depreciation and Amortization Expenses of Intangibles

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Depreciation and amortization of intangibles	16,590	$13,554	$8,030	$3,036	22.4%	$5,524	68.8%
Percentage of revenues	16.6%	13.0%	8.9%

Depreciation and amortization expenses increased $3.0 million, or 22%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, and $5.5 million, or 69%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. These changes were a result of increased value of long-lived intangible assets acquired over the course of the two years, as well as additional capitalized software costs.

Investment and Other Income

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Investment and other income	(312)	$497	$6,033	$(809)	(162.8)%	$(5,536)	(91.8)%
Percentage of revenues	-0.3%	0.5%	6.7%

2009 vs. 2008

Investment and other income declined $0.8 million for the year ended December 31, 2009, over the year ended December 31, 2008, primarily reflecting a $0.4 million impairment charge related to one of our investments and decreased interest income. Lower interest rates on our investment portfolio are due to the current economic environment and our short-term investment horizon.

2008 vs. 2007

Investment and other income declined $5.5 million, for the year ended December 31, 2008 over the prior year, primarily reflecting decreased investment income of $3.9 million as we maintained lower average cash and investment balances due to our acquisitions during the past 12 months. Additionally, we incurred losses from foreign currency transactions of $1.2 million and impairment charges of $0.4 million related to one of our investments.

 Provision for Income Taxes

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Provision for income taxes	7,534	$8,158	$10,577	$(624)	(7.6)%	$(2,419)	(22.9)%
Percentage of revenues	7.6%	7.8%	11.8%

The 2009 income tax provision reflects the application of our standard federal and state income tax rates to our pre-tax income, net of stock-based compensation expense, which represents the primary permanent book-to-tax difference, for the year ended December 31, 2009.  The reduction in the effective tax rate in 2009, as compared to 2008, was primarily attributable to the result of a Research and Development, or R&D, credit study that was completed in the fourth quarter of 2009. Based on the study, we determined that the Company had additional federal and state R&D credits of $0.9 million available for the tax years 2000 through 2008.

The 2008 and 2007 income tax provision reflects the application of our standard federal and state income tax rates to our pre-tax income, net of stock-based compensation expense, which represents the primary permanent book-to-tax difference, for the year ended December 31, 2008 and December 31, 2007, respectively.

Segment Reporting

        The following table presents summarized information by segment (in thousands):

	Year Ended December 31,
	2009	2008	2007

Consumer Internet
Revenues	$66,154	$71,564	$63,738
Investment and other income	971	805	6,441
Depreciation and amortization	13,564	10,729	6,743
Segment pre-tax income	12,500	13,012	5,508
Provision for income tax	5,993	6,640	9,643
Stock-based compensation	3,277	2,491	15,195
Segment assets	350,985	340,294	324,451
Licensing
Revenues	33,602	32,472	26,151
Investment and other income (loss)	(1,283)	(308)	(408)
Depreciation and amortization	3,026	2,825	1,287
Segment pre-tax income	7,422	6,705	5,380
Provision for income tax	1,541	1,518	934
Stock-based compensation	-	-	-
Segment assets	40,958	37,395	35,201
Total
Revenues	99,756	104,036	89,889
Investment and other income (loss)	(312)	497	6,033
Depreciation and amortization	16,590	13,554	8,030
Pre-tax income	19,922	19,717	10,888
Provision for income tax	7,534	8,158	10,577
Stock-based compensation	3,277	2,491	15,195
Total assets	391,943	377,689	359,652

2008 and 2007 asset totals include the effect of a $3.8 million prior period adjustment to correct deferred tax assets.

Liquidity and Capital Resources

        We have financed our operations primarily through cash provided by our operating activities, through the private sales of our Series A, B, C, and D convertible preferred stock and our Class A and Class B common stock, and net proceeds from our initial public offering of our Class A common stock. At December 31, 2009, we had $60.1 million in cash, cash equivalents and available-for-sale investments; these investments are comprised of government and debt securities.

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

 On October 7, 2008, we entered into an agreement with Silicon Valley Bank that entitles us to borrow up to a $35 million revolving line of credit under a four year term.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. In addition, the obligations under the agreement are secured by a lien on substantially all of the assets of the Company.  At December 31, 2009, we have no outstanding debt under this revolving line of credit.

 Operating Activities

        We generated $36.1 million of net cash from operating activities for the year ended December 31, 2009 compared to $33.8 million and $36.0 million for the years ended December 31, 2007 and 2006, respectively. The significant components of cash flows from operating activities during the year ended December 31, 2009 were a net income of $12.4 million which is net of $3.3 million of non-cash stock-based compensation expense, $16.6 million in non-cash depreciation and amortization expense, and a reduction of $6.5 million in our deferred income tax assets reflecting tax on our pre-tax income.  During this same period, we experienced a $2.3 million decrease in the amounts collected from customers in advance of when we recognized revenue.

The significant components of cash flows from operating activities during the year ended December 31, 2008 were a net income of $11.6 million which is net of $2.5 million of non-cash stock-based compensation expense, $13.6 million in non-cash depreciation and amortization expense, and a reduction of $5.6 million in our deferred income tax assets reflecting tax on our pre-tax income.  During this same period, we experienced a $463,000 decrease in the amounts collected from customers in advance of when we recognize revenue.

The significant components of cash flows from operating activities during the year ended December 31, 2007 were a net income of $311,000 which is net of $15.2 million of non-cash stock-based compensation expense, $8.0 million in non-cash depreciation and amortization expense and a reduction of $11.3 million in our deferred income tax assets reflecting tax on our pre-tax income. We increased by $707,000 the amounts we collected from customers in advance of when we recognize revenues.

 Investing Activities

Cash used in investing activities during the year ended December 31, 2009  totaled $42.1 million and was primarily attributable to acquisitions, net of cash acquired and liabilities assumed of $24.2 million, $9.9 million invested in property and equipment and capitalized website development costs, and $8.0 million of net purchases of  available-for-sale investments. Cash used in investing activities during the year ended December 31, 2008 totaled $24.9 million and was primarily attributable to acquisitions, net of cash acquired and liabilities assumed, of $68.1 million and $8.1 million invested in property and equipment and capitalized website development costs, offset by net proceeds of available-for-sale investments. Cash used in investing activities during the year ended December 31, 2007 totaled $63.9 million and was primarily attributable to acquisitions, net of cash acquired and liabilities assumed, of $102.8 million and $4.4 million invested in property and equipment and capitalized website development costs, offset by net proceeds of available-for-sale investments.

        Investments available for sale include government and corporate debt securities.

Financing Activities

        Cash provided by financing activities during the year ended December 31, 2009 totaled $202,000. Cash provided by financing activities during the year ended December 31, 2008 totaled $1.3 million and was primarily due to issuance of Class A common stock, as well as proceeds from stock options exercised. Cash provided by financing activities during the years ended December 31, 2007 totaled $14.1 million and was primarily due to the proceeds of the initial public offering of our Class A common stock, net of expenses, and stock options exercised, including cash received from the repayment of stockholder notes.

Aquisitions Activities

        During 2009, we acquired 18 website businesses in our Consumer Internet segment for an aggregate purchase price of $19.9 million net of cash acquired and liabilities assumed, including subsequent purchase price adjustments and earn-out adjustments. During 2008, we acquired 29 website businesses for an aggregate purchase price of $62.6 million net of cash acquired and liabilities assumed, including subsequent purchase price adjustments and earn-out adjustments.

We have entered into earnout agreements as part of the consideration for certain acquisitions.  We account for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all anticipated future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.  Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination, as an addition to compensation expense or goodwill in the period earned. For 2009, we paid earnouts totaling $3.7 million and anticipate that the most probable earnout amounts to be paid in 2010 to be $2.6 million.

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

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of December 31, 2009 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$ 6,296	1,429	4,151	716	-

Capital Leases	438	173	265	-	-
less: interest expense	(18)	(18)

	$ 6,716	1,584	4,416	716	-

In our normal course of business, we have agreed to certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers in connection with the sale of products and the licensing of technology, indemnities for liabilities associated with the infringement of third parties' technology by our products and technology, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware, where we incorporated. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. As a result, we have not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

        On October 15, 2009, we entered into a Second Amendment to Office Lease, or Lease Amendment, with Kilroy Realty, L.P., to amend our June 2004 Office Lease. The Lease Amendment extends for a period of four years, from July 1, 2010 to June 30, 2014, our lease of approximately 54,000 square feet of office space in El Segundo, California. Under the terms of the Lease Amendment, the total aggregate base rent for the facilities for the period from July 1, 2010 through June 30, 2014, is approximately $5.4 million. The Lease Amendment also provides an option to further renew the lease for two additional years on substantially the same terms, a tenant improvement allowance, and certain expansion rights, among other provisions.

Off-Balance Sheet Arrangements

        As of December 31, 2009, we did not have off-balance sheet arrangements.

Recent Accounting Pronouncements

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles under ASC Topic 105. This standard establishes only two levels of U.S. generally accepted accounting principles, or GAAP: authoritative and nonauthoritative. This FASB Codification became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP, and references to specific accounting authority within the ASC are referred to by their respective Topic number. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on our consolidated financial statements. We have considered subsequent events up to March 2, 2010 in preparing the consolidated financial statements appearing elsewhere in this Form 10-K.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011, and earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. We are currently in the process of determining the effect, if any, the adoption of ASU 2009-14 will have on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

        We provide our licensing products and services to customers in the United States, Canada and the United Kingdom. Sales are denominated in the respective local currency, primarily in U.S. dollars, and to a lesser extent, Canadian dollars and British pounds sterling. With regard to our foreign currency transactions, we do not use derivative instruments to minimize risks associated with fluctuations in foreign currency exchange rates.

Our exposure to fluctuations in foreign currency exchange rates also arises from the net working capital denominated in the functional currency of our foreign subsidiaries. When re-measured and translated into U.S. dollars, these net assets may have an impact on our operating results depending upon fluctuations in foreign currency exchange rates. The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity.For the year ended December 31, 2009, the net working capital denominated in the functional currency of our foreign subsidiaries was less than 3% of our consolidated net working capital. For the year ended December 31, 2009, our total realized and unrealized gains due to fluctuations in foreign currencies, primarily Canadian dollars and British pounds sterling, was less than 1% of our revenue. As exchange rates fluctuate, these foreign exchange results may vary and adversely or favorably impact our operating results. However, in light of the above, we believe that an unfavorable fluctuation of 10% in foreign currency rates would not have a material impact on our financial statements.

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

Interest Rate Risk

        As of December 31, 2009, we had cash and cash equivalents of $38.4 million, which consisted primarily of cash and U.S. government debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $21.7 million, which consisted primarily of highly-liquid government securities with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets, regardless of the remaining time to maturity.

        The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected when interest rates fall. To minimize this risk, we intend to maintain our portfolio of highly-liquid cash equivalents and marketable securities in a variety of instruments, including U.S. government securities, money market funds and high-quality debt securities. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Internet Brands, Inc.
El Segundo, California

    We have audited the accompanying consolidated balance sheets of Internet Brands, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Brands, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Internet Brands, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Los Angeles, California
March 2, 2010

INTERNET BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$38,408	$43,648
Investments, available for sale	21,736	13,723
Accounts receivable, less allowances for doubtful accounts of $618 and $1,513 at December 31, 2009 and 2008, respectively	15,416	16,353
Deferred income taxes	16,184	9,832
Prepaid expenses and other current assets	1,212	1,299
Total current assets	92,956	84,855

Property and equipment, net	15,125	11,460
Goodwill	223,925	203,806
Intangible assets, net	20,080	24,556
Deferred income taxes	39,255	52,245
Other assets	602	767

Total assets	$391,943	$377,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$13,957	$17,043
Deferred revenue	6,414	7,325
Other liabilities	258	-
Total current liabilities	20,629	24,368

Commitments and Contingencies (Note 13)

Stockholders’ equity

Common stock, Class A, $.001 par value; 125,000,000 shares
authorized and 42,148,080 and 40,946,826 issued and outstanding
at December 31, 2009 and 2008, respectively	42	41

Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at December 31,
2009 and 2008, respectively	3	3

Additional paid-in capital	612,528	607,434
Accumulated deficit	(241,806)	(254,194)
Accumulated other comprehensive income	547	37
Total stockholders’ equity	371,314	353,321

Total liabilities and stockholders’ equity	$391,943	$377,689

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues
Consumer Internet	$66,154	$71,564	$63,738
Licensing	33,602	32,472	26,151
Total revenues	99,756	104,036	89,889

Costs and operating expenses
Cost of revenues (exclusive of depreciation and amortization)	18,781	23,952	24,626
Sales and marketing (1)	19,109	21,473	21,026
Technology (1)	9,631	8,683	7,607
General and administrative(1)	15,411	17,154	23,745
Depreciation and amortization of intangibles	16,590	13,554	8,030
Total costs and operating expenses	79,522	84,816	85,034

Income from operations	$20,234	$19,220	$4,855
Investment and other (expense) income	(312)	497	6,033
Income before income taxes	19,922	19,717	10,888
Provision for income taxes	7,534	8,158	10,577
Net income	12,388	11,559	311

Basic net income per share - Class A	$0.28	$0.27	$0.01
Diluted net income per share - Class A	$0.27	$0.26	$0.01

Basic net income per share - Class B	$0.28	$0.27	$0.01
Diluted net income per share - Class B	$0.27	$0.26	$0.01

Class A weighted average number of shares - Basic	40,488,476	40,003,230	36,697,233
Class A weighted average number of shares - Diluted	46,069,649	45,011,503	41,691,104

Class B weighted average number of shares - Basic and Diluted	3,025,000	3,025,000	3,025,000

Stock-based compensation expense by function (1)
Sales and marketing	$410	$292	$1,208
Technology	207	130	302
General and administrative	2,660	2,069	13,685

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(in thousands, except share amounts)

	Series A-F		Class A			Class B		Class C
	Preferred Stock		Common Stock			Common Stock		Common Stock
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balance at December 31, 2006 - as previously reported	22,420,232	$271,757	10,330,692	$10		3,025,000	3	$98,252	$-
Prior period adjustment- correction of deferred tax asset	-	-	-	-		-	-	-	-
Balance at December 31, 2006 - as adjusted	22,420,232	271,757	10,330,692	10		3,025,000	3	98,252	-
Exercise of stock options	-	-	339,003	1		-	-	5,840	-
Rescissions of options exercised with notes receivable	-	-	(302,741)	(1)		-	-	-	-
Repurchase of stock from former employee	-	-	(58,835)	-		-	-	-	-
Collections on notes receivable	-	-	-	-		-	-	-	-
Exercise of warrant	-	-	1,042,985	1		-	-	-	-
Stock-based compensation under ASC 718	-	-	-	-		-	-	-	-
Option liability	-	-	-	-		-	-	-	-
Conversion upon IPO	(22,420,232)	(271,757)	26,089,913	27		-	-	(104,092)	-
Company shares sold through IPO	-	-	2,350,115	2		-	-	-	-
IPO related costs	-	-	-	-		-	-	-	-
Adoption of FIN 48	-	-	-	-		-	-	-	-
Restricted stock grant	-	-	386,702	-		-	-	-	-
Comprehensive loss:
Net income	-	-	-	-		-	-	-	-
Other comprehensive loss	-	-	-	-		-	-	-	-

Balance at December 31, 2007 - as adjusted	-	$-	40,177,834	$40		3,025,000	$3	-	$-

Exercise of stock options	-	-	337,615	-		-	-	-	-
Rescissions of options exercised with notes receivable	-	-	(2,371)			-	-	-	-
Repurchase of stock from former employee	-	-	(12,500)	-		-	-	-	-
Stock surrendered to pay taxes	-	-	(30,626)	-		-	-	-	-
Stock issued for acquisition	-	-	125,000	-		-	-	-	-
Retirement of stocks returned	-	-	(11,702)	-		-	-	-	-
Stock-based compensation under ASC 718	-	-	-	-		-	-	-	-
Option liability	-	-	-	-		-	-	-	-
IPO related costs	-	-	-	-		-	-	-	-
Restricted stock grants	-	-	432,253	1		-	-	-	-
Restricted stock cancellations	-	-	(68,677)	-		-	-	-	-
Tax benefit from shortfall on restricted stocks	-	-	-	-		-	-	-	-
Comprehensive income:
Net income	-	-	-	-		-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	-
Balance at December 31, 2008 - as adjusted	-	$-	40,946,826	$41		3,025,000	3	-	$-

Exercise of stock options	-	-	260,008	-		-	-	-	-
Restricted stocks to pay taxes	-	-	(7,994)	-		-	-	-	-
Stock issued for acquisition	-	-	217,642	-		-	-	-	-
Stock-based compensation under ASC 718	-	-	-	-		-	-	-	-
Option liability	-	-	-	-		-	-	-	-
Restricted stock grant	-	-	748,133	1		-	-	-	-
Stock options exercised	-	-	(16,535)	-		-	-	-	-
Tax benefit from restricted stocks	-	-	-	-		-	-	-	-
Comprehensive income:
Net income	-	-	-	-		-	-	-	-
Other comprehensive income	-	-	-	-		-	-	-	-
Balance at December 31, 2009	-	$-	42,148,080	$42		3,025,000	3	-	$-

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(in thousands, except share amounts)

	Class D				Stockholders'	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock		Additional	Accumulated Deficit	Notes		Stockholders'
	Shares	Amount	Paid-In Capital		Receivable		Equity
Balance at December 31, 2006 - as previously reported	3,565,589	$4	$306,039	$(262,161)	$(2,767)	$(676)	$312,209
Prior period adjustment- correction of deferred tax asset	-	-	-	(3,776)	-	-	(3,776)
Balance at December 31, 2006 - as adjusted	3,565,589	4	306,039	(265,937)	(2,767)	(676)	308,433
Exercise of stock options	-	-	544	-	-	-	545
Rescissions of options exercised with notes receivable	-	-	(2,412)	-	2,412	-	-
Repurchase of stock from former employee	-	-	(138)	-	-	-	(138)
Collections on notes receivable	-	-	-	-	339	-	339
Exercise of warrant	-	-	20	-	-	-	21
Stock-based compensation under ASC 718	-	-	15,195	-	-	-	15,195
Option liability	-	-	(275)	-	-	-	(275)
Conversion upon IPO	(3,565,589)	(4)	271,734	-	-	-	-
Company shares sold through IPO	-	-	18,799	-	-	-	18,801
IPO related costs	-	-	(5,504)	-	-	-	(5,504)
Adoption of FIN 48	-	-	-	(127)	-	-	(127)
Restricted stock grant	-	-	-	-	-	-	-
Comprehensive loss:
Net income	-	-	-	311	-	-	311
Other comprehensive loss	-	-	-	-	-	(833)	(833)

Balance at December 31, 2007 - as adjusted	-	$-	$604,002	$(265,753)	$(16)	$(1,509)	$336,768

Exercise of stock options	-	-	506	-	-	-	506
Rescissions of options exercised with notes receivable	-	-	(16)	-	16	-	-
Repurchase of stock from former employee	-	-	(19)	-	-	-	(19)
Stock surrendered to pay taxes	-	-	-	-	-	-	-
Stock issued for acquisition	-	-	1,250	-	-	-	1,250
Retirement of stocks returned	-	-	(47)	-	-	-	(47)
Stock-based compensation under ASC 718	-	-	2,491	-	-	-	2,491
Option liability	-	-	(299)	-	-	-	(299)
IPO related costs	-	-	(175)	-	-	-	(175)
Restricted stock grants	-	-	1	-	-	-	1
Restricted stock cancellations	-	-	(199)	-	-	-	(199)
Tax benefit from shortfall on restricted stocks	-	-	(61)	-	-	-	(61)
Comprehensive income:
Net income	-	-	-	11,559	-	-	11,559
Other comprehensive income	-	-	-	-	-	1,546	1,546
Balance at December 31, 2008 - as adjusted	-	$-	$607,434	$(254,194)	$-	$37	$353,321

Exercise of stock options	-	-	276	-	-	-	276
Restricted stocks to pay taxes	-	-	(46)	-	-	-	(46)
Stock issued for acquisition	-	-	1,825	-	-	-	1,825
Stock-based compensation under ASC 718	-	-	3,277	-	-	-	3,277
Option liability	-	-	(299)	-	-	-	(299)
Restricted stock grant	-	-	-	-	-	-	-
Stock options exercised	-	-	-	-	-	-	-
Tax benefit from restricted stocks	-	-	60	-	-	-	60
Comprehensive income:							-
Net income	-	-	-	12,388	-	-	12,388
Other comprehensive income	-	-	-	-	-	510	510
Balance at December 31, 2009	-	$-	$612,528	$(241,806)	$-	$547	$371,314

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$12,388	$11,559	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,590	13,554	8,030
Provision for bad debt	68	1,581	320
Stock based compensation	3,277	2,491	15,195
Benefit from deferred income taxes	6,528	5,578	11,250
Loss on sale of property, plant and equipment	32	59	8
Unrealized gain on investments	-	(385)	(234)
Realized loss on sale of investments	220	408	874
Amortization of premium on investments	(171)	(714)	(912)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	1,155	(3,154)	674
Prepaid expenses and other current assets	80	214	686
Liabilities associated with stock guarantees	(211)	-	-
Other assets	165	(621)	698
Accounts payable and accrued expenses	(1,733)	3,666	(1,559)
Deferred revenue	(2,298)	(463)	707
Net cash provided by operating activities	36,090	33,773	36,048

Cash flows from investing activities
Purchases of property and equipment	(2,629)	(2,499)	(2,192)
Capitalized internal use software costs	(7,257)	(5,560)	(2,241)
Purchases of investments	(38,209)	(85,747)	(69,959)
Proceeds from investments	30,236	137,020	113,249
Acquisitions, net of cash acquired, and earnouts	(24,221)	(68,131)	(102,790)
Net cash used in investing activities	(42,080)	(24,917)	(63,933)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of stock options	277	1,498	13,863
Deferred initial public offering costs	-	(176)	-
Repurchases of restricted common stock	(45)	(66)	(138)
Payments on capital lease obligations	(30)	-	-
Collections on stockholder notes receivable	-	-	339
Net cash provided by financing activities	202	1,256	14,064
Effect of exchange rate changes on cash and cash equivalents	548	1,756	1,940
Net (decrease) increase in cash and cash equivalents	(5,240)	11,868	(11,881)

Cash and cash equivalents
Beginning of period	43,648	31,780	43,661
End of period	$38,408	$43,648	$31,780

Supplemental schedule of cash and non-cash consolidated cash flow information:
Adjustment to retained earnings related to the liability for uncertain tax positions	$-	$-	$126
Notes receivable paid with exchange of common stock	$-	$-	$2,412
Cash paid for income taxes	$4,291	$463	$-

See accompanying notes to consolidated financial statements.

INTERNET BRAND S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2009	2008	2007

Net income	$12,388	$11,559	$311
Foreign currency translation	630	1,399	(729)
Investments, fair value adjustment	(120)	147	(104)
Comprehensive income (loss)	$12,898	$13,105	$(522)

Accumuated comprehensive income (loss)	$547	$37	$(1,509)

See accompanying notes to consolidated financial statements.

INTERNET BRANDS, INC.
NOTES TO CONSOLIDATED FI NANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

        The Company —Internet Brands, Inc. (the "Company") is an Internet media company that owns, operates and grows branded websites in categories marked by highly-focused consumer involvement and strong advertising spending. The Company's websites provide knowledge that is accessible and valuable to their audiences and the advertisers that want to market to them.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Use of Estimates —The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

       Prior Period Adjustment — During 2009, the Company discovered an incorrect recording of its deferred tax assets in 2006 relating to the inclusion of certain stock-based compensation charges that were built up over the previous five years.  As a result, the Company overstated an adjustment to its deferred tax assets in 2006 by approximately $3.8 million.

In accordance with ASC 250 (previously SFAS No.154, Accounting Changes and Error Correction), SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company’s management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior periods. For financial reporting purposes, this error has been accounted for as a prior period adjustment in accordance with ASC 250.  The Company has charged the Accumulated Deficit account in Shareholders’ Equity in the amount of $3.8 million and reduced the deferred tax asset balance in the amount of $3.8 million as of December 31, 2006 to appropriately reflect the prior period adjustment.

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

        Consumer Internet —Consumer Internet segment revenue is earned from online advertising sales and on a cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat-fee basis.

• The Company earns CPM revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users.  Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

• Revenue from the display of text-based links to the websites of the Company's advertisers is recognized on a CPC basis, and search advertising is recognized as "click-throughs" occur.  A "click-through" occurs when a user clicks on an advertiser's link.

• Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the dealer or mortgage lender, following the execution of a service agreement and commencement of the services.

• Under the CPA format, the Company earns revenue based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through its websites. Revenue is recognized at the time of the transaction.

• Revenue from flat-fee, listings-based services is based on a customer’s subscription to the service for up to twelve months and are recognized on a straight-line basis over the term of the subscription.

.
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

        Software-related revenue is accounted for in accordance with ASC 985-605 (previously American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition) and related interpretations. Post-implementation development and enhancement services are not sold separately; the revenue and all related costs of these arrangements are deferred until the commencement of the applicable license period. Revenue is recognized ratably over the term of the license; deferred costs are amortized over the same period as the revenue is recognized.

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

During the fourth quarter of 2009, the Company began selling and electronically delivering the vBulletin 4.0 Publishing Suite. The Company recognizes revenue from the sale of this product when legal title transfers, which occurs when the customers download the product from the Internet.   In connection with the sale of vBulletin 4.0, the Company provides the customer with free email technical support.  The Company does not defer the recognition of any vBulletin 4.0 revenue as (i) historically, the majority of customers utilize their free email support within the first month of owning the product, and (ii) the cost of providing this free email support is insignificant.  The Company accrues the estimated cost of providing this free email support upon delivery of the product.

         Financial Instruments —The Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable from stockholders and accounts payable, are carried at historical cost. At December 31, 2009 and 2008, the fair values of these instruments approximated their carrying amounts because of the short-term nature. Investments classified as available for sale are carried at fair value. Unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders' equity; other-than-temporary impairments in the value of these investments are accounted for as realized losses in the period in which they occur.

         Concentration of Risk —Financial instruments that potentially subject the Company to significant concentration of risk consist primarily of cash, cash equivalents, investments and accounts receivable. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of the insured limit of the Federal Deposit Insurance Corporation, or FDIC, or $250,000. Accounts receivable are typically unsecured and are derived from revenue earned from customers.

        The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management's expectations. The Company generally does not require collateral from its customers. No one customer accounted for greater than 10% of the Company's net accounts receivable at December 31, 2009, and no customer accounted for more than 10% of the Company's revenue for the years ended December 31, 2009, 2008 and 2007.

Cash and Cash Equivalents —Cash and cash equivalents consist of cash on hand and highly-liquid investments with original maturities of three months or less.

        Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivables are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical write-off experience and customer economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days are reviewed individually, for collectibility. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Investments, Available for Sale —The Company invests excess cash in marketable securities, including highly-liquid debt instruments of the United States Government and its agencies and money market instruments. All highly-liquid investments with an original maturity of more than three months at original purchase are considered investments available for sale.

        The Company's investments in securities are classified as available-for-sale as defined by ASC 320-10 (previously Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities). Accordingly, marketable securities are recorded at fair value, which is based on quoted market prices with unrealized gains and losses included in other comprehensive income or loss as a component of stockholders' equity.

        The Company evaluates its marketable securities periodically for possible other-than-temporary impairment and reviews factors such as length of time and extent to which fair value has been below cost basis and the Company's intent and ability to hold the marketable security for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for securities is determined based on quoted market prices as of the valuation date as available, with the exception of one impaired asset where valuation is based on estimated fair market value.  The estimated fair value of the impaired asset represents approximately 1% of total investments available for sale.

  Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements). ASC 820-10 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

        The adoption of this statement with respect to the Company’s financial assets and liabilities did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.  In accordance with ASC 820-10, the following table represents the fair value hierarchy for the Company’s financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Level 2	Level 3	Total
Description	Level 1
Cash and cash equivalents	$38,408	-	-	$38,408
Short term available-for-sale investments	19,990	1,480	266	$21,736

Total	$58,398	$1,480	$266	$60,144

The Company has one Level 3 investment with an original cost basis of $2.0 million.  From December 2007 through December 31, 2009, the Company recorded in aggregate, an other-than temporary impairment loss of $1.3 million of which $0.4 million was recorded during the twelve months ended December 31, 2009. During the same period, the Company received approximately $0.1 million in returned principal relating to this investment.  As of December 31, 2009, the current estimated fair value for this Level 3 investment was $0.3 million. The Company reviews periodic reports of an outside valuation firm to monitor its Level 3 investment and engages in discussions with representatives of this firm, as needed, as inputs in determining the fair value of this investment.  For the years ended December 31, 2009 and 2008, unrealized gains and losses on available-for-sale securities were not material.

Year Ended
Level 3 investment	December 31, 2009

Balance, beginning of year	$824
Returns of principal	(140)
Impairments	(418)
Balance, end of year	$266

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

         Internal Use Software Development Costs —The Company has adopted the provisions of ASC 350-40 (previously SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use), which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

        The Company has adopted the provisions of ASC 350-50 (previously EITF No. 00-2, Accounting for Web Site Development Costs) in accounting for internal use website software development costs. ASC 350-50 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized pursuant to ASC 350-40.

        During the years ended December 31, 2009 and 2008, the Company capitalized certain internal use software and website development costs totaling approximately $5.2 million and $4.5 million, respectively. These are expensed using the straight-line method over their estimated useful life of three years and included in property and equipment, net of accumulated depreciation. For the years ended December 31, 2009, 2008 and 2007, amortization expense was approximately $3.1 million, $1.9 million and $1.4 million, respectively.

         Proprietary Software Development Costs —In accordance with ASC 985-20 (previously SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended)), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design.

        During the years ended December 31, 2009 and 2008, the Company capitalized certain proprietary software development costs totaling $0.9 million and $1.0 million, respectively. These costs are recognized ratably over the term of the license to the customer, commencing at the time the specifications or the working model has been accepted by the client. For the years ended December 31, 2009, 2008 and 2007, the expense was approximately $1.1 million, $0.9 million, and $0.8 million, respectively.

        Business Combinations - The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company does not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies between the acquired businesses and the Company and the acquired intellectual property. Identifiable intangible assets with finite lives are amortized over their useful lives. See Note 4. “Acquisitions.” The results of operations of the acquired businesses were included in the company’s Consolidated Financial Statements from the respective dates of acquisition.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for as a purchase. Goodwill is carried at cost. In accordance with ASC 350-20 (previously SFAS No. 142, Goodwill and Other Intangible Assets,), the Company is required to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company’s impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. The Company has determined that its reporting units are equivalent to its Consumer Internet and Licensing operating segments for the purposes of completing its ASC 350-20 analysis. Goodwill is assigned to the reporting unit that is expected to benefit from the anticipated revenue and cash flows of the business combination.

The Company utilizes a two-step approach to testing goodwill for impairment. The first step is to determine the fair value of the Company’s reporting units using both the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to Enterprise Value/EBITDA and MVIC to Price/Earnings ratio) and then these MVIC multiples are applied to the Company’s operating results to arrive at an estimate of value.  If the fair values exceed the carrying values, goodwill is not impaired. The second step, if necessary, measures the amount of any impairment by applying fair value-based tests to individual assets and liabilities. If the reporting unit's carrying value exceeds its fair value, the Company compares the fair value of the goodwill with the carrying value of the goodwill.  If the carrying value of goodwill for the Company exceeds the fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess. The Company also compared its market capitalization to its book value of equity at December 31, 2009 to determine if this comparison may be an indicator of impairment. With a reasonable control premium applied to market capitalization, the book value of equity was less than the Company’s imputed market capitalization.  The Company performs this analysis during December of each fiscal year. No impairment loss was recorded for the years ended December 31, 2009, 2008 and 2007.

 The changes in the carrying amount of goodwill for the years ended December 31, 2009, 2008 and 2007, by reporting segment are as follows (in thousands):

		Consumer
Balance at	Licensing	Internet	Total

December 31, 2007	$18,362	$132,501	$150,863
Additional investment	503	52,440	52,943
December 31, 2008	18,865	184,941	203,806
Additional investment	-	20,119	20,119

December 31. 2009	$18,865	$205,060	$223,925

        In connection with certain of its business acquisitions, the Company recorded a valuation allowance as certain acquired deferred tax assets did not meet the more-likely-than-not criteria to be recognized under ASC 740 (previously SFAS No. 109, Accounting for Income Taxes). The impact of recording this valuation allowance in purchase accounting is an increase to the amount of goodwill initially recorded. During the year ended December 31, 2007, upon meeting the more-likely-than-not recognition criteria under ASC 740, the Company reversed a portion of this valuation allowance and recognized a reduction of goodwill.

        The Company has acquired businesses in each of the last few years and its current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

         Intangible Assets —Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company's acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the years ended December 31, 2009, 2008 and 2007. The balances consist of the following (in thousands):

	As of December 31, 2009
	Average	Gross
	Estimated	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount

Acquired technology	3.7	$5,015	$(3,168)	$1,847
Customer relationships	5.0	11,584	(6,728)	4,856
Content	3.8	10,635	(6,524)	4,111
Domain name	4.9	19,632	(10,366)	9,266
Total		$46,866	$(26,786)	$20,080

	As of December 31, 2008
	Average	Gross
	Estimated	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount

Acquired technology	3.8	4,579	(2,234)	2,345
Customer relationships	5.1	10,043	(4,077)	5,966
Content	3.5	9,357	(3,820)	5,537
Domain name	5.1	17,690	(6,982)	10,708
Total	4.4	$41,669	$(17,113)	$24,556

  The following table summarizes the future estimated annual amortization expense for these assets over the next five years (in thousands):

Years Ending December 31, 2009

2010	$8,624
2011	5,865
2012	3,076
2013	1,872
2014	557
Thereafter	86
$20,080

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

         Cost of Revenues —Cost of revenues represent expenses that vary proportionately with revenues and includes marketing expenses to fulfill specific customer advertising orders, direct development costs of licensing revenues, and costs of hosting websites.

         Sales and Marketing —Sales and marketing expenses include online marketing and advertising costs, sales promotion, compensation and benefit costs related to the Company's sales and sales support staff, and the direct expenses associated with the Company's sales force. The Company recognizes advertising expense at the time the advertisement is first published.

         Technology—Technology expenses include compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure.

         General and Administrative —General and administrative expenses include compensation, benefits, office expenses, and other expenses for executive, finance, legal, business development and other corporate and support-functions personnel. General and administrative expenses also include fees for professional services, insurance, business licenses, and provision for doubtful accounts.

         Stock-Based Compensation and Stock-Based Charges —The Company has adopted the provisions of ASC 718 (previously SFAS No. 123(R), Share-Based Payments), using the prospective approach and, accordingly, prior periods have not been restated to reflect the impact of ASC 718. Under ASC 718, stock-based awards granted after December 31, 2005, are recorded at fair value as of the grant date and recognized to expense over the employee's requisite service period (the vesting period, generally three or four years), which the Company has elected to amortize on a straight-line basis.  The amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate.

        The Company was previously accounting for its stock options under the minimum value method and adopted ASC 718 prospectively. The Company began its ASC 718 accounting with a historical pool of windfall tax benefits of zero at January 1, 2006. Beginning in January 2006, the Company began tracking options on an individual basis to determine the on-going APIC pool, which is the pool that arises when the tax deduction for a share-based payment award is greater than the cumulative compensation expense computed using a fair-value-based measure reported in the financial statements. The APIC pool balance at December 31, 2009 was zero.

       The Company has a net operating loss carry-forward as of December 31, 2009, and no excess tax benefits for the tax deductions related to share-based awards that were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2009, 2008 or 2007.

        Operating Leases —The Company leases office space and data centers under operating lease agreements with original lease periods up to 4 years. Certain of the lease agreements contain rent escalation provisions which are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for the purposes of recognizing lease expense on a straight-line basis over the term of the lease.

        Income Taxes —The Company accounts for income taxes under ASC 740 (previously SFAS No. 109, Accounting for Income Taxes). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.The Company measures tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

        In June 2006, the FASB issued ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of ASC 740).  ASC 740-10 establishes a single model to address accounting for uncertain tax positions. ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company adopted the provisions of ASC 740-10 on January 1, 2007, and recognized a $0.5 million increase to the liability for uncertain tax positions, $0.1 million of which was charged to the opening balance of retained earnings. Therefore, as of the date of adoption, the Company's unrecognized tax benefits totaled $0.4 million, all of which, if recognized would not affect the Company's effective tax rate. During the years ended December 31, 2009, a reduction of $0.1 million was made to the Company's uncertain tax benefits due to the expiration of certain positions. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

 The Company files income tax returns in the U.S. federal jurisdiction, various states, local and foreign jurisdictions. The Company is not currently under examination by the United States Internal Revenue Service.  The Company is currently under examination by certain jurisdictions but the amounts involved are not material to the financial statements.

 The Company’s income tax returns filed for tax years 2006 through 2008 are subject to examination by the U.S. federal and state, and foreign taxing jurisdictions. In addition, the Company does not anticipate any change in the amount of unrecognized tax benefits within the next twelve months.

        Earnings Per Share —Basic earnings per share, or EPS, is calculated in accordance with ASC 260-10 (previously SFAS No. 128, Earnings per Share) using the weighted average number of common shares outstanding during each period.

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

Basic net income (loss) per share is computed by dividing net income (loss) available to ordinary stockholders by the weighted average number of ordinary shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive share options and warrants, using the treasury stock method as prescribed by ASC 260-10. The Company maintains a dual-class structure of common stock. Earnings per share for each class are determined based on an allocation method that considers the participation rights in undistributed earnings or losses for each class. The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The following table sets forth the computation of basic and diluted net income per share of Class A and B common stock (in thousands, except share and per share amounts):

	Year ended December 31,
	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator—basic and diluted:
Net income allocated, basic	$11,527	$861	$10,746	$813	$287	$24
Conversion of Class B to Class A shares	861	-	813	-	23	-
Reallocation of undistributed earnings to Class B shares	-	(48)	-	(90)	-	(1)
Net income attributable to common stockholders, diluted	$12,388	$813	$11,559	$722	$311	$23

Denominator:
Weighted-average common shares	41,719,399	3,025,000	40,701,178	3,025,000	37,065,513	3,025,000
Weighted-average unvested restricted stock subject to repurchase	(1,230,923)	-	(697,948)	-	(368,280)	-

Denominator for basic calculation	40,488,476	3,025,000	40,003,230	3,025,000	36,697,233	3,025,000
Weighted-average effect of dilutive securities:
Conversion of Class B to Class A shares	3,025,000	-	3,025,000	-	3,025,000	-
Employee stock options	1,325,250	-	1,285,325	-	1,600,591	-
Warrants	-	-	-	-	-	-
Unvested restricted stock subject to repurchase	1,230,923	-	697,948	-	368,280	-
Denominator for diluted calculation	46,069,649	3,025,000	45,011,503	3,025,000	41,691,104	3,025,000

Net income per share—basic	$0.28	$0.28	$0.27	$0.27	$0.01	$0.01
Net income per share—diluted	$0.27	$0.27	$0.26	$0.26	$0.01	$0.01

        The computations of diluted net income applicable to common shareholders exclude preferred stock, warrants and common stock options which were anti-dilutive. Shares excluded from the computations of diluted net income applicable to common stockholders amounted to 734,654, 1,409,704 and 2,144,094 for the years ended December 31, 2009, 2008 and 2007, respectively.

        Comprehensive Income —Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. For the years ended December 31, 2009, 2008 and 2007, the Company's comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments. The tax effect of the translation adjustments was not significant.

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

Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations in accordance with ASC 830 (previously SFAS No. 52, Foreign Currency Translation). During the year ended December 31, 2009 the Company recognized a $0.2 million loss on currency transactions. For the years ended December 31, 2008 and 2007, the Company's foreign currency transaction losses and gains were $1.2 million and $1.1 million, respectively.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles under ASC Topic 105. This standard establishes only two levels of U.S. generally accepted accounting principles, or GAAP: authoritative and nonauthoritative. The Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP, and references to specific accounting authority within the ASC are referred to by their Topic number. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements. The Company has considered subsequent events up to March 2, 2010 in preparing the consolidated financial statements appearing elsewhere in this Form 10-K.

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

In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The Company is currently in the process of determining the effect, if any, the adoption of ASU 2009-14 will have on our consolidated financial statements.

NOTE 4. ACQUISITIONS

        The Company uses the purchase method of accounting and the results of the acquired businesses are included in the income statement since the date of acquisition. Amounts allocated to intangible assets are amortized over their estimated useful lives of between three to nine years; no amounts have been allocated to in-progress research and development. Goodwill represents the excess of consideration paid over the net identifiable assets of businesses acquired; all goodwill acquired in 2009, 2008 and all but $27.9 million acquired in 2007, respectively, is deductible for income tax purposes. The Company has entered into earnout agreements that are contingent on the acquired business achieving agreed upon performance milestones. For acquisitions completed prior to January 1, 2009, the Company accounts for earnout consideration paid as an addition to goodwill in the period earned (see Note 13, Commitments and Contingencies, for further discussion).

Acquisitions Completed in 2009 —During the year ended December 31, 2009, the Company completed 18 acquisitions in the Consumer Internet segment for a total aggregate purchase price of $19.9 million. The acquisitions were designed to extend and further diversify the Company's audiences and advertising base. Goodwill recognized in those transactions amounted to $14.7 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $5.2 million and will be amortized over a weighted-average period of 4.2 years.

2009
(in thousands)
Goodwill	$14,662
Amortizable intangible assets:
Acquired technology	436
Customer relationships	1,559
Content	1,259
Domain names and trademarks	1,940
Total	$19,856

        Acquisitions Completed in 2008 —During the year ended December 31, 2008, the Company completed 29 acquisitions in the Consumer Internet segment for a total aggregate purchase price of $62.6 million. The acquisitions were designed to extend and further diversify the Company's audiences and advertising base. Goodwill recognized in those transactions amounted to $47.6 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $15.0 million and will be amortized over a weighted-average period of 4.2 years.

2008
(in thousands)
Goodwill	$47,600
Amortizable intangible assets:
Acquired technology	348
Customer relationships	5,496
Content	2,736
Domain names and trademarks	6,458
Total assets acquired	62,638

     Pro Forma Results --The acquisitions we consummated in 2009 are not material individually; however, in aggregate they represent a material portion of our net income and assets. The unaudited pro forma results presented below include the effect of these acquisitions as if they were consummated as of January 1, 2008.  However, the pro forma results do not include the effect of anticipated synergies which typically drive the growth in revenue and earnings that arise once these acquisitions have been moved onto our operating platform.

        The unaudited pro forma financial information below is not necessarily indicative of either future results of operations nor of results that might have been achieved had the acquisitions been consummated as of January 1, 2008 (in thousands):
	Year Ended
	December 31,
	2009	2008
Revenue	$100,873	$105,718
Income from operations	21,351	20,902
Net income	12,593	11,858
Basic net income per share	$0.29	$0.28
Diluted net income per share	$0.27	$0.26

NOTE 5. PROPERTY AND EQUIPMENT, NET

        Property and equipment is recorded at cost and consists of the following (in thousands):

	Years ended December 31,

	2009	2008
Computer equipment and purchased software	23,137	17,940
Capitalized website development costs	30,043	22,113
Furniture and equipment	383	2,648
Leasehold improvements	4,138	3,821
	57,701	46,522
Less accumulated depreciation and amortization	(42,576)	(35,062)

Total property and equipment, net	15,125	11,460

The Company recorded $6.9 million, $5.1 million and $3.1 million of amortization and depreciation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 6. INVESTMENTS

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

The following table summarizes the investments in available-for-sale securities as of December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$21,104	$64	$(10)	$21,158
Corporate debt securities	558	20	-	578
Total investments in available-for-sale securities	$21,662	$84	$(10)	$21,736

Contractual maturity dates for investment in bonds and notes:
Less than one year				$19,504
One to five years				2,232
				$21,736

The following table summarizes the investments in available-for-sale securities as of December 31, 2008 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government and agency securities	$3,689	$38	$(1)	$3,726
Corporate debt securities	6,705	67	(213)	6,559
Asset backed securities	2,745	-	(24)	2,721
Equity securities	642	75	-	717
Total investments in available-for-sale securities	$13,781	$180	$(238)	$13,723

Contractual maturity dates for investments in bonds and notes:
Less than one year				$10,050
One to five years				3,673
				$13,723

During the years ended December 31, 2009, 2008 and 2007, the Company determined that an other-than-temporary impairment to the fair market value of a certain investment held as available-for-sale had occurred. As a result, the value of the investment was written down by $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and was accounted for as realized loss in the corresponding periods.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following (in thousands):

	Years ended December 31,
	2009	2008
Accounts payable	$3,697	$3,657
Accrued payroll and benefits	3,010	2,444
Deferred rent	317	925
Accrued marketing costs	1,057	2,327
Accrued earnouts	2,589	4,094
Accrued professional fees	1,380	1,153
Other accrued expenses	1,907	2,443

	$13,957	$17,043

NOTE 8. INCOME TAXES

        The provision for income taxes was as follows for the years ended December 31 (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$109	$(873)	$460
Foreign	1,080	1,390	934
State	(343)	2,398	620
	846	2,915	2,014

Deferred:
Federal	5,340	6,028	6,686
Foreign	496	-	-
State	852	(785)	1,877
	6,688	5,243	8,563

Provision for income tax	$7,534	$8,158	$10,577

Income taxes have been based on the following components of pre-tax income (in thousands):

	Year ended December 31,
	2009	2008	2007

Domestic	$17,310	$7,923	$3,899
Foreign	2,612	11,794	6,989

	$19,922	$19,717	$10,888

  A reconciliation of the statutory federal rate and the effective rate, for operations, is as follows (in thousands, except for percentages):

	Years ended December 31,
	2009		2008		2007
Tax computed at federal statutory rates	$6,973	35.0%	$6,903	35.0%	$3,810	35.0%
State tax, net of federal tax benefit	940	4.7%	1,033	5.2%	610	5.6%
Permanent items	63	0.3%	220	1.1%	30	0.3%
Other	139	0.7%	(302)	(1.5)%	1	0.0%
Stock-based compensation	150	0.8%	-	0.0%	5,937	54.5%
Change in valuation allowance	(731)	(3.7)%	304	1.6%	189	1.7%

Provision for income taxes	$7,534	37.8%	$8,158	41.4%	$10,577	97.1%

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at December 31, (in thousands):

	December 31,
	2009	2008
Amortization	$-	$1,608
Allowance for doubtful accounts	195	541
Taxes credit carryovers	5,800	3,616
Stock-based compensation	1,232	554
Deferred revenue	2,485	2,901
Depreciation	1,701	1,547
Reserves and accrued expenses	504	931
Other	310	-
Net operating loss carry-forwards	56,314	58,667

Total deferred tax assets	68,541	70,365
Less: valuation allowance	(7,558)	(8,288)

Net deferred tax assets	60,983	62,077

Deferred tax liabilities
Depreciation	(5,544)	-
Other	-	-
Total deferred tax liabilities	(5,544)	-

Net deferred tax assets	$55,439	$62,077

Reported as:
Current deferred tax assets	$16,184	$9,832
Long-term deferred tax assets	39,255	52,245

Net deferred tax assets	$55,439	$62,077

       A valuation allowance of $7.6 million and $8.3 million at December 31, 2009 and 2008, respectively, has been recorded against deferred tax assets as the Company was unable to conclude that it is more likely than not that such deferred tax assets will be realized.

       As of December 31, 2009, the Company had federal and state net operating loss (NOL) carryforwards of $147.5 million and $64.8 million, respectively. If not used, the federal and state net operating losses carryforwards will begin expiring in 2019 and 2012, respectively. As of December 31, 2009, the Company had federal and state capital loss carryforwards of $0.8 million. If not used, these capital loss carryforwards will begin expiring in 2012. As of December 31, 2009, the Company had foreign tax credits of approximately $3.1 million that will begin expiring in 2015. At December 31, 2009, the Company has federal and state alternative minimum tax, or AMT, credit carryforwards of approximately $1.3 million and $0.2 million, respectively. The federal and state AMT credit carryforwards do not expire.

Utilization of net operating losses carryforwards, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state NOL carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. During 2009, we received shareholder approval regarding an NOL protective measure program whereby the Company may impose certain restrictions on the transfer of its capital stock in order to preserve the tax treatment of its NOL carryforwards for federal and state income tax purposes and certain income tax credits. The NOL protective program remains in effect until June 30, 2011, or such earlier date as the Board determines it is appropriate to terminate it.  Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities. The Company is not currently under examination by the United States Internal Revenue Service.  The Company is currently under examination by certain jurisdictions but the amounts involved are not material to the financial statements. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets.

        All of the state net operating losses were not available for utilization for the year ended December 31, 2009.  For taxable years beginning in 2008 and 2009, California has suspended the NOL carryover deduction.  The net operating losses may be carried over during the suspension period.

        At December 31, 2009, the Company had net deferred tax assets of $55.4 million. The Company made a prior period adjustment to reduce its deferred tax assets by $3.8 million on its opening 2007 balance sheet. A significant component of the Company's deferred tax assets are federal and state tax NOL carryforwards and credit carryforwards. The future utilization of the Company's NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The balance of unrecognized tax benefits decreased by $0.1 million during 2009 due to lapse of the statute of limitations.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits:
Balance at January 1, 2009	$109
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(109)
Settlements	-
Balance at December 31, 2009	$-

         The Company's continuing practice is to recognize estimated interest and/or penalties related to income tax matters as a component of income tax expense.  No interest expense or penalties were accrued as of December 31, 2009.  As of December 31, 2009, the reserve for the uncertain tax positions was zero.

NOTE 9. ACCOUNTING FOR STOCK-BASED COMPENSATION

        Stock-Based Compensation Expense —Under the provisions of ASC 718 (previously EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services), the Company recorded approximately $3.3 million and $2.5 million of stock-based compensation expense in its Statement of Operations for the years ended December 31, 2009 and 2008 respectively. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of ASC 718.

        The Company has a net operating loss carry-forward as of December 31, 2009, and no excess tax benefits for the tax deductions related to share-based awards that were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2009 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

        The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with ASC 718. Upon the adoption of ASC 718 on January 1, 2006, the Company estimated the fair value of each stock-based award on the grant date using the Black-Scholes valuation model. To facilitate the adoption of ASC 718, the Company applied the provisions of Staff Accounting Bulletin (SAB 107) in developing its methodologies to estimate its Black-Scholes valuation model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. Below is a summary of the methodologies the Company utilized to estimate the assumptions:

         Valuation and Amortization Method —The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach. This fair value is then amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

         Expected Term —The expected term of the Company's stock-based awards represents the period that the Company's stock-based awards are expected to be outstanding and is determined based on the simplified method permitted under ASC 718-10, since the Company does not have adequate history of exercises of its stock-based awards.

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

         Estimated Forfeitures —When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. As stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2009 and 2008 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience.

         Fair Value —The fair value of the Company's stock options granted to employees and non-employee directors for the years ended December 31, 2009 and 2008 was estimated using the following assumptions:
	2009	2008
Range of risk-free interest rate	2.7%-3.1%	2.1%-3.2%
Expected term (years)	6.2	6.2
Dividend yield	0.0%	0.0%
Weighted-average expected volatility	55.3%	42.0%

NOTE 10. STOCK PLANS

         Stock Plans —The Company has adopted three stock plans referred to as 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan.

        The Company's 1998 Stock Plan (the 1998 Stock Plan) was amended in May 2003, February 2005, August 2005 and November 2006 to increase the total number of shares of Class A common stock available for issuance to a total of 10,675,000, 10,915,000, 10,955,000, and 11,705,000, respectively. The 1998 Stock Plan provided for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may also be granted under the 1998 Stock Plan. Options granted generally vested over a four-year period and generally expire ten years from the date of grant. In addition, certain employees have options that have accelerated vesting provisions upon the transfer of ownership of 50% or more of the Company's common stock. At December 31, 2009 and 2008, zero shares were available for future grants under the 1998 Stock Plan. At December 31, 2009 the net compensation cost related to unvested options awarded under the 1998 Stock Plan was $0.7 million.

        The Company's 2000 Stock Plan (the 2000 Stock Plan) provided for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Stock purchase rights may have been granted under the 2000 Stock Plan. Options granted generally begin vesting over a four-year period. Additional options granted to employees previously holding options under either the 1998 Stock Plan or the 2000 Stock Plan vest quarterly over four years. Options generally expire ten years from the date of grant. At December 31, 2009, no shares were available for future grants under the 2000 Stock Plan. At December 31, 2009 the net compensation cost related to unvested options awarded under the 2000 Stock Plan was $11,000.

        On October 23, 2007, the Company adopted the 2007 Equity Plan (the 2007 Equity Plan), which provides for an aggregate of 1,868,251 shares of the Company's Class A common stock to be available for awards, subject to annual increases of up to 1,500,000 shares for five years beginning in 2009. The number of shares available under the 2007 Equity Plan may be further increased by certain shares awarded under the 2007 Equity Plan, the 1998 Stock Plan, or the 2000 Stock Plan that are surrendered or forfeited after the effective date of the 2007 Equity Plan. The maximum number of shares available for awards will not exceed 24,564,013 and, unless terminated early by the Board of Directors, the 2007 Equity Plan will expire on October 23, 2017 and no further awards may be granted after that date.  At December 31, 2009 the net compensation cost related to unvested options awarded under the 2007 Equity Plan was $4.1 million. At December 31, 2009, 1,502,655 shares were available for future grants under the 2007 Equity Plan.

        The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of options exercised under the 2000 Stock Plan was $281,000, $35,000 and $31,000, respectively. During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of options exercised under the 1998 Stock Plan was $1.2 million, $2.0 million and $1.9 million, respectively In determining the intrinsic value of stock options exercised, the Company established the exercise price based on the fair value of the Company's stock at the date of grant as determined by the Board. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock.

        The following table summarizes stock option activity under the 1998 Stock Plan, the 2000 Stock Plan and the 2007 Equity Plan:

		Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
	Number of Shares

Options outstanding at December 31, 2007	2,878,056	$3.40
Granted	169,500	7.01
Exercised	(337,615)	$1.50
Forfeited/expired/repurchased	(155,626)	$7.25
Options outstanding at December 31, 2008	2,554,315	$3.65	6.44	$6,391
Granted	19,500	$5.41
Exercised	(260,010)	$1.07
Forfeited/expired	(8,563)	$5.65
Options outstanding at December 31, 2009	2,305,242	$3.95	5.91	$9,106

Vested and exercisable at December 31, 2009	1,859,991	$3.41	5.57	$6,342

       Additional information with respect to outstanding options under the 1998 Stock Plan, the 2000 Stock Plan and the 2007 Equity Plan as of December 31, 2009 is as follows:

				Options Outstanding			Options Exercisable
Exercise Prices				Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$-	-	$0.97		204,722	2.6	$0.50	204,722	$0.50
$0.97	-	$1.94		203,350	4.9	$1.35	203,350	$1.35
$1.94	-	$2.91		67,500	3.8	$2.13	60,375	$2.13
$2.91	-	$3.88		949,999	5.9	$3.41	889,998	$3.40
$3.88	-	$4.85		480,803	6.8	$4.51	335,847	$4.46
$5.82	-	$6.79		71,745	5.9	$6.52	29,606	$6.59
$6.79	-	$7.76		85,000	8.7	$6.98	31,000	$6.98
$7.76	-	$8.73		90,875	7.6	$7.92	42,093	$7.91
$8.73	-	$9.70		151,248	7.5	$9.21	63,000	$9.06
			Totals	2,305,242	5.9	$3.95	1,859,991	$3.41

    The following table summarizes restricted stock activity under the 2007 Equity Plan:

		Approximate Price at Grant Date	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
	Number of Shares

Restricted shares outstanding at December 31, 2007	386,702	$9.70	9.5
Granted	432,253	$6.41
Vested	(107,945)	$5.99
Forfeited/expired	(68,677)	$3.38
Restricted shares outstanding at December 31, 2008	642,333	$8.33	9.1	$$1,846

Granted	748,133	$4.99
Vested	(119,167)	$8.98
Forfeited/expired	(16,535)	$6.51
Restricted shares outstanding at December 31, 2009	1,254,764	$6.31	8.8	$$9,825

         At December 31, 2009, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company's 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at weighted average exercise price of $1.50 per share. All of 75,000 options were vested and exercisable at December 31, 2009 with 5.2 years of remaining contractual life.

        The following table summarizes information pertaining to options granted, vested, and exercised during the years ended December 31 (in thousands, except share amounts):

	2009	2008	2007
Weighted average fair value of stock options granted	$5.41	$6.30	$6.37
Aggregate intrinsic value of stock options vested	$8,697	$5,650	$8,037
Aggregate intrinsic value of stock options exercised	$1,508	$2,708	$1,882

       In accordance with ASC 718-20 (previously EITF Issue 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44) and ASC 718-30 (previously EITF 95-16 Accounting For Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25, options exercised with notes receivable in the year ended December 31, 2003 were accounted for as variable options. Additional deferred compensation of $6.6 million for the year ended December 31, 2005 was recorded in stockholders' equity to reflect the fair value change of the underlying common stock for those options exercised with notes receivable. Deferred stock compensation represents the excess of the fair value of the common stock over the option exercise price. In accordance with ASC 718, the balance of deferred stock-based compensation on the consolidated balance sheet on the date of adoption, January 1, 2006 was reclassified to additional paid-in capital. In May 2007 the Board of Directors modified the terms of option notes, and as a result the Company recognized $13.7 million in additional stock-based compensation expenses under ASC 718 during the year ended December 31, 2007.

        Under terms of an employment agreement, the Company's Chief Operating Officer was awarded options to purchase 190,000 shares of Class A common stocks with certain repurchase provisions. These option awards were classified as liabilities, and stock-based compensation cost is recognized based on the fair value of the option grant. During the year ended December 31, 2009, the Company reclassified $0.3 million from additional paid-in-capital to liabilities for stock-based compensation.

At December 31, 2009 the total compensation cost related to unvested stock-based awards granted to employees under the provisions of ASC 718 and the Company's stock award plans, but not yet recognized was approximately $4.1 million, which will be amortized on a straight-line basis over a weighted-average period of 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Total non-cash charges included in the consolidated statement of operations from stock options, restricted stock grants and warrants were as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Employee and director stock options
and restricted stock grants	$3,277	$2,491	$15,195

NOTE 11. CAPITALIZATION

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

        Changes in the Company’s preferred and common stocks for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Preferred stock Series A

Balance at beginning of year	-	-	5,000,000
Converted to Class A common stock	-	-	(5,000,000)
Balance at end of year	-	-	-

Preferred stock Series B

Balance at beginning of year	-	-	4,779,286
Converted to Class A common stock	-	-	(4,779,286)
Balance at end of year	-	-	-

Preferred stock Series C

Balance at beginning of year	-	-	4,971,502
Converted to Class A common stock	-	-	(4,971,502)
Balance at end of year	-	-	-

Preferred stock Series D

Balance at beginning of year	-	-	6,884,149
Converted to Class A & B common stock	-	-	(6,884,149)
Balance at end of year	-	-	-

Preferred stock Series E

Balance at beginning of year	-	-	785,295
Converted to Class A common stock	-	-	(785,295)
Balance at end of year	-	-	-

Common stock equivalent of Preferred Series A-E	-	-	-

	2009	2008	2007
Common stock Class A

Balance at beginning of year	40,946,826	40,177,834	10,330,692

Exercise of options & warrants	260,008	337,615	1,381,988
Recissions of options exercised with notes receivable	-	(2,371)	-
Repurchase of stock from former employee	-	(12,500)	-
Restricted stock used to pay taxes	(7,994)	-	-
Grant of restricted stock, net of stock repurchased	748,133	385,243	25,126
Common stock issued for acquisition	217,642	125,000	-
Conversion of preferred stock	-	-	22,420,232
Conversion of Class C & D common stock	-	-	3,669,681
Initial public offering	-	-	2,350,115
Retirement of stocks returned by sellers of ClientShop acquistion	-	(11,702)	-
Stock options exercised	(16,535)	(52,293)	-
Balance at end of year	42,148,080	40,946,826	40,177,834

Common stock Class B
Balance at beginning of year	3,025,000	3,025,000	3,025,000
Balance at end of year	3,025,000	3,025,000	3,025,000

Common stock Class C

Balance at beginning of year	-	-	98,252
Exercise of options	-	-	5,840
Converted to Class A common stock	-	-	(104,092)
Balance at end of year	-	-	-

Common stock Class D

Balance at beginning of year	-	-	3,565,589
Converted to Class A common stock	-	-	(3,565,589)
Balance at end of year	-	-	-

Total Common stock	45,173,080	43,971,826	43,202,834

Preferred Stock —Each share of Preferred Stock was converted into shares of Class A common stock at the Conversion Price prior to the closing of the Company's initial public offering. As of December 31, 2009 there were no shares of preferred stock issued and outstanding.

Class A Common Stock —Each share of Class A Common Stock has a single vote. The number of authorized shares of Class A common stock as of December 31, 2009 and 2008 were 125,000,000, of which 42,148,080 and 40,946,826 respectively were issued and outstanding.

Class A Restricted Stock —During the years ended December 31, 2009 and 2008, the Company issued 748,133 and 432,253 shares, respectively, of restricted shares of Class A common stock. The stock generally vests over three years. As of December 31, 2009 and 2008, zero and 23,439 shares, respectively, were unvested and subject to repurchase by the Company.

Class B Common Stock —The Company has 6,050,000 authorized shares of Class B Common Stock. Each share of Class B Common Stock has 20 votes and shall vote together with the shares of the Company's Class A Common Stock as a single class. All shares of Class B Common Stock are held by a single stockholder.

        Each share of Class B Common Stock shall be converted at the option of the holder thereof, at any time after the date of issuance, into one share of Class A Common Stock. Upon the transfer or disposition of any share of Class B Common Stock to any person or entity other than to an affiliate of the current stockholder, each such share of Class B Common Stock shall automatically be converted into one share of Class A common stock. If and when the current stockholder or its affiliates collectively cease to hold at least 15% of the shares of the Company's outstanding capital stock, each outstanding share of Class B Common Stock shall automatically be converted into one share of Class A Common Stock.

        As of December 31, 2009 and 2008 there were 3,025,000 shares of Class B Common Stock issued and outstanding.

        Class C Common Stock & Class D Common Stock —Class C & Class D Common Stocks of the Company were canceled upon conversion of all outstanding shares of each class into Class A Common Stock prior to the consummation of the Company's initial public offering and no shares were issued and outstanding at December 31, 2009 or 2008, respectively.

        As of December 31, 2009, Idealab Holdings, L.L.C. and its affiliates own 5,633,180 shares of Class A Common Stock and all of the shares of Class B Common Stock.

NOTE 12. EMPLOYEE BENEFIT PLAN

        The Company offers a 401(k) Profit Sharing Plan (the Plan) to all employees who meet the Plan's eligibility requirements. Under the Plan, participating employees may defer a percentage of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. Company matching and profit sharing contributions are discretionary. For the years ended December 31, 2009, 2008 and 2007, the Company made no contributions to the plan.

NOTE 13. COMMITMENTS AND CONTINGENCIES

        Leases —The Company leases its offices in United States, United Kingdom, and Canada under operating leases, with periodic rate increases, which expire through 2014, if not renewed. Future minimum lease payments, net of foreign exchange where applicable, under non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,	Operating

2010	1,429
2011	1,344
2012	1,383
2013	1,424
2014	716

Total	$6,296

        The Company records rental expense on a straight-line basis over the term of the lease. Rental expense for the years ended December 31, 2009, 2008 and 2007 was approximately $1.2 million, $1.1 million and $1.0 million, respectively.

        The landlord tenant improvement allowances of approximately $2.2 million associated with the 2004 and 2006 corporate headquarters build-out in El Segundo, California, and $1.4 million for offices of the Company's subsidiary in Canada are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the tenant improvement allowance is recorded as deferred rent and will be recovered ratably over the remaining term of the lease.

        At December 31, 2009 the Company had a $0.5 million letter of credit, or LOC, in favor of a landlord; this LOC is fully collateralized by an investment included in Other Assets on the balance sheet.

        On October 15, 2009, we entered into an amendment of our corporate headquarters office lease whereby the lease extends for a period of four years, from July 1, 2010 to June 30, 2014.  Under the terms of the amendment, the total aggregate base rent for the facilities for the period from July 1, 2010 through June 30, 2014, is approximately $5.4 million. The Lease Amendment also provides an option to further renew the lease for two additional years on substantially the same terms, a tenant improvement allowance, and certain expansion rights, among other provisions.

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

Earnout Agreements — The Company has entered into earnout agreements as part of the consideration for certain acquisitions. The Company accounts for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.  Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. Additionally, the Company is required to review its estimates on at least a quarterly basis. Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination as an addition to compensation expense or goodwill in the period earned. As of December 31, 2009, the Company paid earnouts totaling $3.7 million relating to earnout consideration for acquisitions that occurred prior to 2009.  In accordance with ASC 805, the Company recorded approximately $0.1 million to goodwill and accrued expenses for the present value of the most probable earnouts for all future years relating to acquisitions that occurred during fiscal year 2009.

As of December 31, 2009, the Company anticipates that the most probable earnout amount in 2010 will be approximately $2.6 million related to acquisitions prior to the adoption of ASC 805 which was recorded as an addition to goodwill and accrued expenses. The Company cannot reasonably estimate maximum earnout payments, as a significant number of agreements do not contain maximum payout clauses.

Capital Lease Obligations — The Company has entered into leases for certain information technology equipment and software and has accounted for them as capital leases in accordance with ASC 840 (previously SFAS No. 13, Leases). As of December 31, 2009, the Company has assets of $0.4 million of net property, plant and equipment with short-term liabilities of $0.2 million and long-term liabilities of $0.3 million recorded on its consolidated balance sheet associated with these capital leases.

The Company’s future minimum lease payments, including interest and service fees, over the next three years are as follows (in thousands):

2010	$173
2011	159
2012	106
438
Less: interest expense	(18)
Present value of minimum lease payments	$420

Severance Payment Agreements —The Company has entered into severance payment agreements with certain members of management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

Legal Contingencies — On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against the Company and its subsidiaries,  Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services the Company and its Autodata subsidiaries offer violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against the Company, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’ revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions.  In December 2008, we filed a Motion to Dismiss for lack of personal jurisdiction, which was denied in August 2009. Discovery is pending.

On August 12, 2009, the Company, Autodata and Autodata Solutions filed suit in the District Court of Travis County, Texas, in which we assert unauthorized disclosure, misappropriation and conversion of proprietary, trade secret and confidential information imparted by the Company to Versata Software and Versata Development in 1997 and 1998. The Company alleges that Versata Software and Versata Development disclosed such confidential information to the U.S. Patent & Trademark Office in their applications for U.S. Patent No. 7,130,821 and U.S. Patent No. 7,206,756, and claimed it as their own. The company's petition seeks declaratory relief to quiet title resulting from Versata Software and Versata Development’s claimed ownership of the technology and confidential information underlying the patents as well as unspecified damages, attorneys’ fees and costs. In January 2010, Versata filed its Answer, which included among other things, a plea for dismissal for lack of jurisdiction, which is pending.

On August 12, 2009, Versata Software and Versata Development filed suit for declaratory judgment against the Company, Autodata and Autodata Solutions, in the United States District Court for the Western District of Texas, Austin Division, alleging apprehension of a potential lawsuit by The Company against them for their breach of a confidentiality agreement between the parties. Versata voluntarily dismissed the suit without prejudice in January 2010.

The Company believes the remaining claims against it are without merit and intend to vigorously defend the lawsuits, but the Company cannot predict the outcome of these matters, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if the Company is successful in defending the lawsuits, the Company may incur substantial costs and diversion of management time and resources to defend the litigation. The Company is not able to estimate a probable loss, if any.

NOTE 14. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

        The Company's consolidated supplemental cash flow information for the three years ended December 31, 2009 is provided below (in thousands):

	Years ended December 31,
	2009	2008	2007

Non-cash investing and financing activities:
Repayment (cancellation) of notes receivable from stockholders in connection with repurchases	$-	$15	$2,426
Common Stock issued in acquisitions	1,825	1,250	-
Common Stock returned (cancellation) by seller of acquisiton	-	(47)	-
Decrease in goodwill through release of deferred tax		274	2,689

NOTE 15.  SEGMENT REPORTING

        As discussed previously in Note 2, Summary of Significant Accounting Policies, the Company manages its business within two identifiable segments. The following tables present the summarized information by segment (in thousands):

	Year Ended December 31,
	2009	2008	2007

Consumer Internet
Revenues	$66,154	$71,564	$63,738
Investment and other income	971	805	6,441
Depreciation and amortization	13,564	10,729	6,743
Segment pre-tax income	12,500	13,012	5,508
Provision for income tax	5,993	6,640	9,643
Stock-based compensation	3,277	2,491	15,195
Segment assets	350,985	340,294	324,451
Licensing
Revenues	33,602	32,472	26,151
Investment and other income (loss)	(1,283)	(308)	(408)
Depreciation and amortization	3,026	2,825	1,287
Segment pre-tax income	7,422	6,705	5,380
Provision for income tax	1,541	1,518	934
Stock-based compensation	-	-	-
Segment assets	40,958	37,395	35,201
Total
Revenues	99,756	104,036	89,889
Investment and other income (loss)	(312)	497	6,033
Depreciation and amortization	16,590	13,554	8,030
Pre-tax income	19,922	19,717	10,888
Provision for income tax	7,534	8,158	10,577
Stock-based compensation	3,277	2,491	15,195
Total assets	391,943	377,689	359,652

2008 and 2007 asset totals include the effect of a $3.8 million prior period adjustment to correct deferred tax assets.

During the year ended December 31, 2009 and 2008, the Company generated approximately $15.3 million and $18.6 million of revenue from its Canadian and United Kingdom operations, respectively. The U.K. operations were acquired on June 18, 2007.

NOTE 16.  SUBSEQUENT EVENT

    From January 1, 2010 through March 2, 2010, the Company acquired websites in its Consumer Internet segment for an aggregate purchase price of approximately $7 million in  cash, stock and earnouts.

NOTE 17. VALUATION AND QUALIFYING ACCOUNTS
( in thousands)	Beginning Balance	Charged to Cost and Expense	Additions Charged to Other Accounts	Deductions and Write Offs	Release of Valuation Allowance	Ending Balance
Year ended December 31, 2009
Allowance for doubtful accounts	$1,513	68	41	(1,004)	-	$618
Valuation allowance for deferred tax asset	8,288	-	-	-	(730)	7,558
Year ended December 31, 2008
Allowance for doubtful accounts	$1,139	1,575	142	(1,343)	-	$1,513
Valuation allowance for deferred tax asset	9,848	-	-	-	(1,560)	8,288
Year ended December 31, 2007
Allowance for doubtful accounts	$1,267	320	35	(483)	-	$1,139
Valuation allowance for deferred tax asset	9,659	189	-	-	-	9,848

NOTE 18. QUARTERLY FINANCIAL RESULTS
	Quarters ended
(unaudited, in thousands)	December 31, 2009	September 30, 2009	June 30, 2009	March 30, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 30, 2008
Revenues	$27,678	$25,322	$23,228	$23,528	$26,978	$26,853	$25,264	$24,941
Cost of revenues	5,122	4,470	4,406	4,783	6,349	6,658	5,558	5,387
Income from operations	6,377	5,626	4,492	3,739	5,411	4,725	4,553	4,531
Net income	4,285	3,295	2,545	2,263	3,054	2,562	2,923	3,020
Basic Earnings per Share	$0.10	$0.08	$0.06	$0.05	$0.07	$0.06	$0.07	$0.07
Diluted Earnings per Share	$0.09	$0.07	$0.06	$0.05	$0.07	$0.06	$0.07	$0.07

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of it's disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009. "Disclosure controls and procedures" are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis, its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of fiscal year 2009.

        Management’s Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of our internal control over financial reporting as of December 31, 2009. That report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Internet Brands, Inc.
El Segundo, California

    We have audited Internet Brands, Inc. (“the Company”)  internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

    In our opinion, Internet Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Brands, Inc.  as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
Los Angeles, California
March 2, 2010

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement under the headings “Proposal: Election of Directors,” “Executive Compensation” and “Corporate Governance” or elsewhere in such document, to be filed with the U.S. Securities and Exchange Commission, or SEC, in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders, or 2010 Proxy Statement. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Executive Officers of the Registrant

        The following table sets forth information about our executive officers as of February 28, 2010:

Name	Age	Position
Robert N. Brisco	47	Chief Executive Officer, President and Director
Scott A. Friedman	36	Chief Financial Officer
Charles E. Hoover	45	Chief Marketing Officer
Lisa Morita	47	Chief Operating Officer
Joe Rosenblum	35	Chief Technology Officer
B. Lynn Walsh	52	Executive Vice President of Corporate Development, General Counsel, and Corporate Secretary

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

Ms. Walsh has served as Executive Vice President of Corporate Development, General Counsel, and Corporate Secretary since 2000. From 1998 to 2000, Ms. Walsh was a partner in the Technology group at Alston & Bird LLP in Atlanta, Georgia, where she specialized in public and private offerings of securities, mergers and acquisitions and corporate finance. From 1992 to 1998, Ms. Walsh was a partner in the Corporate and Securities group at Hunton & Williams LLP, in its Atlanta office. Ms. Walsh has a B.A. from the University of Michigan and a J.D. from Wayne State University Law School.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement under the headings “Executive Compensation” and “Compensation Discussion and Analysis” or elsewhere in such document.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement under the heading “Independent Auditor Fees and Services.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this report

        (1) and (2)  All Financial Statements and Financial Statement Schedules.

        The information called for by this section of Item 15 is set forth in the Financial Statements and Auditors' Report beginning at page 46 of this report. The index to Financial Statements and Schedules is set forth at page 45 of this report.

        (3)  Exhibits Required by Item 601 of Regulation S-K.

       The information required by this Item 15 is set forth on the Exhibit Index immediately following the signature page of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2010	INTERNET BRANDS, INC.
	By:	/s/ ROBERT N. BRISCO President and Chief Executive Officer (Principal Executive Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT N. BRISCO	Director, President and Chief Executive Officer	March 2, 2010
Robert N. Brisco	(Principal Executive Officer)
/s/ SCOTT A. FRIEDMAN	Chief Financial Officer	March 2, 2010
Scott A. Friedman	(Principal Financial and Accounting Officer)
/s/ HOWARD LEE MORGAN	Director	March 2, 2010
Howard Lee Morgan
/s/ KENNETH B. GILMAN	Director	March 2, 2010
Kenneth B. Gilman

/s/ MARCIA GOODSTEIN	Director	March 2, 2010
Marcia Goodstein
/s/ WILLIAM GROSS	Director	March 2, 2010
William Gross
/s/ MARTIN R. MELONE	Director	March 2, 2010
Martin R. Melone

/s/ JAMES R. UKROPINA	Director	March 2, 2010
James R. Ukropina

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description	Form	Filing Date/ Period End Date

3.1		Restated Certificate of Incorporation	Current Report on Form 8-K (File No. 001-33797)	November 28, 2007
3.2		Form of Certificate of Amendment to the Restated Certificate of Incorporation	Form DEF 14A (File No. 001-33797)	April 30, 2009
3.3		Amended and Restated Bylaws	Registration Statement on Form S-1, as amended (File No. 333-144750)	October 30, 2007
3.4		Certificate of Amendment to the Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-33797)	June 3, 2008
3.5		Certificate of Amendment to the Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-33797)	June 15, 2009
4.1		Form of Specimen Certificate for Registrant’s Class A Common Stock	Registration Statement on Form S-1, as amended (File No. 333-144750)	October 30, 2007
4.2		Share Exchange Agreement, between Registrant and Idealab Holdings, L.L.C., dated March 10, 2005	Registration Statement on Form S-1, as amended (File No. 333-144750)	July 20, 2007
4.3		Final Conformed Form of Lock-up Agreement, between Registrant and Idealab Holdings, L.L.C., dated October 26, 2007	Quarterly Report on Form 10-Q (File No. 001-33797)	May 8, 2008
4.4		Fifth Amended and Restated Investor Rights Agreement, among Registrant and certain of its stockholders, dated February 6, 2001	Registration Statement on Form S-1, as amended (File No. 333-144750)	July 20, 2007
10.1	**	2007 Equity Incentive Plan, and forms of agreements	Quarterly Report on Form 10-Q (File No. 001-33797)	May 8, 2008
10.2	**	2000 Stock Plan, as amended, and form of agreement	Registration Statement on Form S-8 (File No. 333-148257)	December 21, 2007
10.3	**	1998 Stock Plan, as amended, and forms of agreements	Registration Statement on Form S-8 (File No. 333-148257)	December 21, 2007
10.4	**	Form of Indemnification Agreement for directors and executive officers	Registration Statement on Form S-1, as amended (File No. 333-144750)	October 30, 2007
10.5	**	Offer Letter to Lisa Morita, dated December 27, 2006	Registration Statement on Form S-1, as amended (File No. 333-144750)	July 20, 2007
10.6	**	Employment Agreement, between Registrant and Robert Brisco, dated November 8, 1999, as amended	Registration Statement on Form S-1, as amended (File No. 333-144750)	July 20, 2007
10.7
Office Lease for 909 North Sepulveda, Suite 940, 10th and 11th Floors, El Segundo, California, between Registrant and Kilroy Realty, L.P., dated June 25, 2004, as amended by First Amendment to Office Lease, dated November 11, 2005
			Registration Statement on Form S-1, as amended (File No. 333-144750)	July 20, 2007
10.8		Second Amendment to Office Lease, between Registrant and Kilroy Realty, L.P., dated October 15, 2009	Current Report on Form 8-K (File No. 001-33797)	October 19, 2009
10.9	**	Letter Agreement, dated August 29, 2008, between Registrant and Scott Friedman	Current Report on Form 8-K (File No. 001-33797)	August 29, 2008
10.10
Loan and Security Agreement, dated as of October 7, 2008, among Registrant, Autodata, Inc., Autodata Solutions, Inc., CarsDirect Mortgage Services, Inc., CD1Financial.com, LLC, Internet Media Solutions, Inc., LoanApp, Inc. and Silicon Valley Bank
			Current Report on Form 8-K (File No. 001-33797)	October 10, 2008
10.11	**	Severance Payment Agreement, between Registrant and Robert N. Brisco, dated as of November 4, 2008	Quarterly Report on Form 10-Q (File No. 001-33797)	November 5, 2008
10.12	**	Severance Payment Agreement, between Registrant and Scott Friedman, dated as of November 4, 2008	Quarterly Report on Form 10-Q (File No. 001-33797)	November 5, 2008
10.13	**	Severance Payment Agreement, between Registrant and Chuck Hoover, dated as of November 4, 2008	Quarterly Report on Form 10-Q (File No. 001-33797)	November 5, 2008
10.14	**	Severance Payment Agreement, between Registrant and Lisa Morita, dated as of November 4, 2008	Quarterly Report on Form 10-Q (File No. 001-33797)	November 5, 2008
10.15	**	Severance Payment Agreement, between Registrant and Joseph Rosenblum, dated as of November 4, 2008	Quarterly Report on Form 10-Q (File No. 001-33797)	November 5, 2008
10.16	**	Severance Payment Agreement, between Registrant and B. Lynn Walsh, dated as of November 4, 2008	Quarterly Report on Form 10-Q (File No. 001-33797)	November 5, 2008
10.17	**	Severance Payment Agreement, between Registrant and Scott Friedman, dated as of November 3, 2009	Quarterly Report on Form 10-Q (File No. 001-33797)	November 4, 2009
14.1		Registrant’s Code of Ethics	Annual Report on Form 10-K (File No. 001-33797)	March 12, 2008
21.1	*	Subsidiaries of Registrant
23.1	*	Consent of BDO Seidman, LLP
24.1	*	Power of Attorney (included on signature page of this report)
31.1	*	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Indicates management plan or compensatory plan, contract or arrangement.
***	Furnished herewith.