Form 10-Q
period 2010-05-05
INTERNET BRANDS, INC.
filed 2010-05-06
CIK 1080131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes   ☐    No   ☒

The number of shares outstanding of the Registrant’s Class A common stock and Class B common stock as of April 30, 2010 was 43,099,290 and 3,025,000, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$41,680	$38,408
Investments, available for sale	21,445	21,736
Accounts receivable, less allowances for doubtful accounts of $617 and $618 at March 31, 2010 and December 31, 2009, respectively

	13,957	15,416
Deferred income taxes	11,945	16,184
Prepaid expenses and other current assets	1,026	1,212
Total current assets	90,053	92,956

Property and equipment, net	15,907	15,125
Goodwill	229,469	223,925
Intangible assets, net	19,308	20,080
Deferred income taxes	42,028	39,255
Other assets	818	602
Total assets	$397,583	$391,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,998	$13,957
Deferred revenue	5,669	6,414
Total current liabilities	18,667	20,371
Other liabilities	221	258
Stockholders’ equity

Common stock, Class A, $.001 par value; 125,000,000 shares
authorized and 42,997,815 and 42,095,325 issued and outstanding
at March 31, 2010 and December 31, 2009	43	42

Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at March 31, 2010
and December 31, 2009	3	3

Additional paid-in capital	616,672	612,528
Accumulated deficit	(238,737)	(241,806)
Accumulated other comprehensive income	714	547
Total stockholders’ equity	378,695	371,314
Total liabilities and stockholders’ equity	$397,583	$391,943

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Consumer Internet	$17,315	$16,189
Licensing	9,068	7,339
Total revenues	26,383	23,528

Costs and operating expenses
Cost of revenues (exclusive of depreciation and amortization)	5,016	4,783
Sales and marketing (1)	5,035	4,776
Technology (1)	2,346	2,101
General and administrative (1)	4,563	4,286
Depreciation and amortization of intangibles	4,407	3,843
Total costs and operating expenses	21,367	19,789

Income from operations	5,016	3,739
Investment and other income	144	63
Income before income taxes	5,160	3,802
Provision for income taxes	2,091	1,539
Net income	$3,069	$2,263

Basic net income per share - Class A	$0.07	$0.05
Diluted net income per share - Class A	$0.07	$0.05

Basic net income per share - Class B	$0.07	$0.05
Diluted net income per share - Class B	$0.07	$0.05

Class A weighted average number of shares - Basic	41,073,249	40,301,372
Class A weighted average number of shares - Diluted	47,165,444	45,197,966

Class B weighted average number of shares - Basic and Diluted	3,025,000	3,025,000

Stock-based compensation expense by function (1)
Sales and marketing	$148	$85
Technology	83	39
General and administrative	860	553

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$3,069	$2,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,407	3,843
Provision for bad debt reserve	110	487
Stock based compensation	1,091	677
Deferred income taxes	1,905	(462)
Unrealized gain on investments	-	(19)
Realized loss on sale of investments	-	61
Loss on disposal of fixed assets	12	6
Amortization of premium on investments	9	(47)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	1,422	2,973
Prepaid expenses and other current assets	191	233
Other assets	(207)	138
Liabilities associated with stock guarantees	387	-
Accounts payable and accrued expenses	(875)	177
Deferred revenue	(754)	(244)
Net cash provided by operating activities	10,767	10,086

Cash flows from investing activities
Purchases of property and equipment	(517)	(417)
Capitalized internal use software costs	(2,188)	(1,641)
Purchases of investments	(9,512)	(8,902)
Proceeds from sales and maturities of investments	9,851	14,344
Acquisitions, net of cash acquired and earnouts	(4,897)	(5,101)
Net cash used in investing activities	(7,263)	(1,717)

Cash flows from financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	59	10
Repurchase of common stock	(25)	-
Payments of capital lease obligations	(29)	-
Net cash provided by financing activities	5	10
Effect of exchange rate changes on cash and cash equivalents	(237)	(111)
Net increase in cash and cash equivalents	3,272	8,268

Cash and cash equivalents
Beginning of period	38,408	43,648
End of period	$41,680	$51,916

Supplemental schedule of non-cash consolidated cash flow information:
Tax payments	$794	$1,595

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

NOTES TO UNAUDITED CONSOLI DATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The Company — Internet Brands, Inc. (the “Company”) is an Internet media company that owns, operates and grows branded websites in categories marked by high consumer involvement and strong advertising spending. The Company’s websites provide knowledge that is accessible and valuable to their audiences and the advertisers that want to market to them.

In addition, the Company licenses its content and Internet technology products and services to major companies and individual website owners around the world.

Principles of Consolidation — The consolidated financial statements include the accounts of Internet Brands, Inc. and its wholly-owned subsidiaries, from the dates of their respective acquisitions. All significant inter-company accounts, transactions and balances have been eliminated in consolidation.

Interim Financial Information — The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain information and note disclosures normally included in the consolidated annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted from this interim report. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 3, 2010.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition — The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. The Company's revenues are derived from:

Consumer Internet — Consumer Internet segment revenue is earned from online advertising sales and on a cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat-fee basis.

•The Company earns CPM revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

•Revenue from the display of text-based links to the websites of the Company's advertisers is recognized on a CPC basis, and search advertising is recognized as "click-throughs" occur.  A "click-through" occurs when a user clicks on an advertiser's link.

•Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the dealer or mortgage lender, following the execution of a service agreement and commencement of the services.

•Under the CPA format, the Company earns revenue based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through its websites. Revenue is recognized at the time of the transaction.

•Revenue from flat-fee, listings-based services is based on a customer’s subscription to the service for up to twelve months and are recognized on a straight-line basis over the term of the subscription.

Licensing — The Company enters into contractual arrangements with customers to develop customized software and content products; revenue is earned from software licenses, content syndication, maintenance fees and consulting services. Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, and no other significant obligations on the part of the Company remain. The Company does not offer a right of return on these products.

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

During the fourth quarter of 2009, the Company began selling and electronically delivering the vBulletin 4.0 Publishing Suite and Forum products. The Company recognizes revenue from the sale of the perpetual license of these products, as legal title transfers when the customers download the product from the Internet.   In connection with the sale of vBulletin 4.0 Publishing Suite, the Company provides the customer with free email technical support. The Company does not defer the recognition of any vBulletin 4.0 revenue as (a) historically, the majority of customers utilize their free email support within the first month of owning the product, and (b) the cost of providing this free email support is insignificant. The Company accrues the estimated cost of providing this free email support upon delivery of the product.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand and highly-liquid investments with original maturities of three months or less.

Investments, Available for Sale — The Company invests excess cash in marketable securities, including highly-liquid debt instruments of the United States Government and its agencies and money market instruments. All highly-liquid investments with an original maturity of more than three months at original purchase are considered investments available for sale.

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

Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements). ASC 820-10 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs -- of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

 The adoption of this statement with respect to the Company’s financial assets and liabilities did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.  In accordance with ASC 820-10, the following table represents the fair value hierarchy for the Company’s financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2010 (in thousands):
		Level 2	Level 3	Total
Description	Level 1
Cash and cash equivalents	$41,680	-	-	$41,680
Short term available-for-sale investments	19,659	1,531	255	$21,445
Total	$61,339	$1,531	$255	$63,125

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

 The Company has one Level 3 investment with an original cost basis of $2.0 million.  From December 2007 through March 31, 2010, the Company recorded in aggregate an other-than temporary impairment loss of $1.3 million of which zero was recorded during the three months ended March 31, 2010. During the same time period, the Company received approximately $0.4 million in returned principal relating to this one investment.  As of March 31, 2010, the current estimated fair value for this Level 3 investment was $0.3 million.  The Company reviews periodic reports of an outside valuation firm to monitor its Level 3 investment and engages in discussions with representatives of this firm, as needed, as inputs in determining the fair value of this investment.

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

Internal Use Software Development Costs — The Company has adopted the provisions of ASC 350-40 (previously SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use), which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

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

The Company has adopted ASC 805 (previously SFAS 141R, Business Combinations), as of January 1, 2009 which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 requires the Company to record the present value of the most probable earnouts for all future years at the time of acquisition as an addition to goodwill. Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. Additionally, the Company is required to review its estimates on at least a quarterly basis. For the three months ended March 31, 2010, the Company entered into one agreement with an earnout clause and estimated the probable future earnout as an addition to goodwill in accordance with ASC 805.

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

The Company utilizes a two-step approach for testing goodwill for impairment. The first step is to determine the fair value of the Company’s reporting units using both the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly-traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to Enterprise Value/EBITDA and MVIC to Price/Earnings ratio) and then these MVIC multiples are applied to the Company’s operating results to arrive at an estimate of value.  If the fair values exceed the carrying values, goodwill is not impaired. The second step, if necessary, measures the amount of any impairment by applying fair value-based tests to individual assets and liabilities. If the reporting unit's carrying value exceeds its fair value, the Company compares the fair value of the goodwill with the carrying value of the goodwill.  If the carrying value of goodwill for the Company exceeds the fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess. The Company performs this analysis during December of each fiscal year. No impairment loss was recorded for the three months ended March 31, 2010 and for the years ended December 31, 2009, 2008 and 2007.

Intangible Assets — Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company's acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the three months ended March 31, 2010 and the years ended December 31, 2009, 2008 and 2007.

Cost of Revenues — Cost of revenues includes marketing expenses to fulfill specific customer advertising orders, direct development costs of licensing revenues, and costs of hosting websites and data center operational expenses.

Sales and Marketing — Sales and marketing expenses include online marketing and advertising costs, sales promotion, compensation and benefits costs related to the Company’s sales and sales support staffs, and the direct expenses associated with the Company’s sales force. The Company recognizes advertising expense at the time the advertisement is first published.

Technology — Technology expenses include compensation, benefits, software licenses and other costs incurred by the Company to enhance, manage, support, monitor and operate the Company’s websites and related technologies and to operate the Company’s internal technology infrastructure.

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

The Company has a net operating loss carry-forward as of March 31, 2010, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2010.

        Operating Leases — The Company leases office space and data centers under operating lease agreements with original lease periods up to 4 years. Certain of the lease agreements contain rent escalation provisions which are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for the purposes of recognizing lease expense on a straight-line basis over the term of the lease.  The Company leases certain information technology equipment under a capital lease arrangement in accordance with ASC 840 (previously SFAS No. 13, Leases). The present value of the lease obligation is recorded in the liability section of the consolidated balance sheet.

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

Earnings Per Share — Basic earnings per share, or EPS, is calculated in accordance with ASC 260-10 (previously SFAS No. 128, Earnings per Share) using the weighted average number of common shares outstanding during each period.

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

	Three months ended March 31,
	2010		2009
	Class A	Class B	Class A	Class B
Numerator—basic and diluted:
Net income allocated, basic	$2,858	$211	$2,105	$158

Conversion of Class B to Class A shares	211	-	158	-
Reallocation of undistributed earnings to Class B shares	-	(14)	-	(7)
Net income attributable to common stockholders, diluted	$3,069	$198	$2,263	$151

Denominator:
Weighted-average common shares	42,452,272	3,025,000	41,209,329	3,025,000
Weighted-average unvested restricted stock subject to repurchase	(1,379,023)	-	(907,957)	-

Denominator for basic calculation	41,073,249	3,025,000	40,301,372	3,025,000
Weighted-average effect of dilutive securities:
Conversion of Class B to Class A shares	3,025,000	-	3,025,000	-
Employee stock options	1,688,172	-	963,637	-
Unvested restricted stock subject to repurchase	1,379,023	-	907,957	-
Denominator for diluted calculation	47,165,444	3,025,000	45,197,966	3,025,000

Net income per share—basic	$0.07	$0.07	$0.05	$0.05
Net income per share—diluted	$0.07	$0.07	$0.05	$0.05

Comprehensive Income — Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three months ended March 31, 2010 and 2009, the Company’s comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments, as follows (in thousands):

	Three months ended
	March 31,
	2010	2009

Net income	$3,069	$2,263
Foreign currency translation	162	(109)
Investments, fair value adjustment	5	(454)
Comprehensive income	$3,236	$1,700

	March 31, 2010	December 31, 2009
Accumulated comprehensive income	$714	$547

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

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The Company is currently in the process of determining the effect, if any, the adoption of ASU 2009-14 will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-1, which amends standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, these amended requirements include disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, the amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The amended standards will not have a material impact on the Company’s consolidated financial statements.

NOTE 4. INVESTMENTS

We consider investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified and primarily consist of investment grade securities that: (a) mature within the next 12 months; (b) have characteristics of short-term investments; or (c) are available to be used for current operating activities.

Short and long-term investments are classified as available-for-sale and carried at fair value based on quoted market prices. Investments are recorded net of unrealized gains or losses and the related tax impact thereon. Unrealized gains or losses are reported in stockholders’ equity as a component of accumulated other comprehensive income.

Available-for-sale investments at their estimated fair value and contractual maturities as of March 31, 2010 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$20,533	$31	$(19)	$20,545
Corporate debt securities	876	24	-	900
Total investments in available-for-sale securities	$21,409	$55	$(19)	$21,445

Contractual maturity dates for investment in bonds and notes:
Less than one year				$18,881
One to five years				2,564
				$21,445

Available-for-sale investments at their estimated fair value and contractual maturities as of December 31, 2009 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$21,104	$64	$(10)	$21,158
Corporate debt securities	558	20	-	578
Total investments in available-for-sale securities	$21,662	$84	$(10)	$21,736

Contractual maturity dates for investment in bonds and notes:
Less than one year				$19,504
One to five years				2,232
				$21,736

NOTE 5. ACQUISITIONS OF BUSINESSES AND INTANGIBLES

During the three months ended March 31, 2010 the Company completed three website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $7.6 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in those transactions amounted to $6.0 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $1.6 million.

During the three months ended March 31, 2009 the Company completed four website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $1.3 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. Goodwill recognized in those transactions amounted to $1.1 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $0.2 million.

The acquisitions we consummated during the three months ended March 31, 2010 are not material individually or in the aggregate, therefore, no pro forma financial results have been included.

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

The following table summarizes option activity under the 1998 Stock Plan, 2000 Stock Plan and 2007 Equity Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2009	2,305,242	$3.95
Granted	5,000	8.23
Exercised	(59,597)	1.26
Forfeited/expired	--	--
Options outstanding at March 31, 2010	2,250,645	$4.01

The following table summarizes restricted stock activity under the 2007 Equity Plan:

	Number Of Restricted Shares	Approximate Price at Grant Date

Restricted Shares granted at December 31, 2009	1,254,764	$6.31
Granted	575,280	8.50
Vested	(297,182)	5.53
Forfeited/expired	(9,667)	8.50
Restricted Shares outstanding at March 31, 2010	1,523,195	$7.28

At March 31, 2010, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company’s 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at a weighted average exercise price of $1.50 per share. All options were vested and exercisable at March 31, 2010 with 4.9 years of remaining contractual life.

NOTE 7. SEGMENT INFORMATION

The Company manages its business within two identifiable segments. The following tables present the summarized information by segment (in thousands):

	Consumer Internet	Licensing	Total
For the three-month period ended March 31, 2010
Revenues	$17,315	$9,068	$26,383
Investment and other income (loss)	459	(315)	144
Depreciation and amortization	3,716	691	4,407
Segment pre-tax income	3,060	2,100	5,160
Segment assets	$314,466	$83,117	$397,583

	Consumer Internet	Licensing	Total
For the three-month period ended March 31, 2009
Revenues	$16,189	$7,339	$23,258
Investment and other income (loss)	261	(198)	63
Depreciation and amortization	3,189	654	3,843
Segment pre-tax income	1,831	1,971	3,802
Segment assets	$304,324	$75,575	$379,899

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

Earnout Agreements — The Company has entered into earnout agreements as part of the consideration for certain acquisitions. The Company accounts for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.   Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination as an addition to compensation expense or goodwill in the period earned. As of March 31, 2010, the Company paid earnouts totaling $0.5 million and anticipates that the most probable earnout amount for the remainder of 2010 will be $1.0 million.  The Company cannot reasonably estimate maximum earnout payments, as a significant number of the Company’s acquisition agreements do not contain maximum payout clauses.

Capital Lease Obligations — The Company has entered into leases for certain information technology equipment and software and has accounted for them as capital leases in accordance with ASC 840 (previously SFAS No. 13, Leases ). As of March 31, 2010, the Company had $0.4 million of net property, plant and equipment assets with short-term liabilities of $0.2 million and long-term liabilities of $0.2 million recorded on its consolidated balance sheet associated with these capital leases. The Company’s future minimum lease payments, including interest and service fees, over the next five years are as follows (in thousands):

2010	$119
2011	159
2012	106
2013	-
384
Less: interest expense	(16)

Present value of
minimum lease payments	$368

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

On August 12, 2009, the Company, Autodata and Autodata Solutions filed suit in the District Court of Travis County, Texas, in which we assert unauthorized disclosure, misappropriation and conversion of proprietary, trade secret and confidential information imparted by the Company to Versata Software and Versata Development in 1997 and 1998. The Company alleged that Versata Software and Versata Development disclosed such confidential information to the U.S. Patent & Trademark Office in their applications for U.S. Patent No. 7,130,821 and U.S. Patent No. 7,206,756, and claimed it as their own. The Company's petition sought declaratory relief to quiet title resulting from Versata Software and Versata Development’s claimed ownership of the technology and confidential information underlying the patents as well as unspecified damages, attorneys’ fees and costs. In March 2010, the Company’s suit was dismissed without prejudice.

The Company believes the claims against it are without merit and intend to vigorously defend the lawsuits, but the Company cannot predict the outcome of these matters, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if the Company is successful in defending the lawsuits or pursuing its counterclaims, the Company may incur substantial costs and diversion of management time and resources to defend the litigation and pursue its counterclaims. The Company is not able to estimate a probable loss or recovery, if any.

NOTE 9. SUBSEQUENT EVENTS

From April 1, 2010 through May 4, 2010, the Company acquired websites in its Consumer Internet segment for a purchase price of approximately $5.8 million in cash.

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

Consumer Internet Segment.  In our Consumer Internet segment, we have continued to expand and diversify our vertical website categories to serve a wide range of audiences and advertisers. Our network of websites is grouped into seven vertical categories: automotive, careers, health, home, money and business, shopping and travel and leisure. We operate over 100 websites that received in excess of 100,000 monthly unique visitors as of March 31, 2010, which we refer to as our “principal websites.” Our number of principal websites has grown from 45 in December 2007, to over 80 in December 2008, to more than 100 in March 2010. More than 98% of our websites’ traffic is from non-paid sources. Our international audiences accounted for approximately 29% of total monthly average visitors in the first quarter of 2010.

Throughout this Report, we use Google analytics measurement services to report Internet audience metrics.  The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. We measure the total number of unique visitors to our websites by adding the number of unique visitors to each of our websites in a given month.  The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations for the first quarter of 2010 include websites acquired in the first quarter 2010 on a pro forma basis.  In the first quarter of 2010, our websites’ monthly average was 58 million unique visitors, an increase of approximately 23% from 47 million monthly average unique visitors in the first quarter of 2009, and an average of 748 million page views in the first quarter of 2010, a decrease of approximately 2% from 767 million page views in the first quarter of 2009.   The ratio of page views to unique visitors declined year-over-year primarily as a result of new website features that combined elements from multiple pages to single pages.

Licensing Segment.  In our Licensing segment, we license certain of our Internet technology products and services to major companies and individual website owners around the world.  Our Autodata Solutions division supplies licensed technology and content services to the automotive industry, serving most of the U.S., Japanese and European automotive manufacturers.  We also own and operate vBulletin software products that are tailored to the growing market of specialized online communities and include robust discussion forums and a fully-integrated content management system.

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

During the period from January 1, 2010 through March 31, 2010, we completed three website-related acquisitions in our Consumer Internet segment for an aggregate purchase price of $7.6 million, including $6.0 million for goodwill and $1.6 million for intangible assets. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform. We have historically been able to deploy capital for acquisitions efficiently, and then integrate acquired websites onto our platform quickly and effectively. Although we believe we will continue to identify, negotiate and purchase websites that meet our operating platform criteria, we cannot predict whether we can continue to purchase websites at the same rate and on similarly favorable terms.

Our Revenues

We derive our revenues from two segments: Consumer Internet and Licensing. In our Consumer Internet segment, our revenues are primarily derived from advertisers. In our Licensing segment, our revenues are derived from the licensing of data and technology tools and services to automotive manufacturers and proprietary software for website communities.

Consumer Internet Revenues

               Our Consumer Internet segment generates revenues through sales of online advertising in various monetization formats such as cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat fees. Under the CPM format, advertisers pay a fee for displays of their graphical advertisements, typically at an incremental rate per thousand displays or "impressions." Under the CPC model, we earn revenues based on "click-throughs" on text-based links displayed on our websites, which occur when a user clicks on an advertiser's listing. We derive revenues on a CPC model through direct sales to advertisers, as well as through various third-party advertising networks, such as Google. Under the CPL model, our advertiser customers pay for leads generated through our websites and accepted by the customer. Under the CPA format, we earn revenues based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through our websites. Revenues from flat-fee, listings-based services are based on a customer's subscription to a service.

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

         Licensing Revenues

                 We license customized products and services and automotive vehicle and marketing data to most major U.S., Japanese and European automotive manufacturers and other online automotive service providers through our Autodata division. Customers typically enter into multi-year licensing and technology development agreements for these products and services, which include market analytics, product planning, vehicle configuration, management and order placement, in-dealership retail systems and consumer-facing websites.

                 Through vBulletin Solutions we also sell and license vBulletin Internet software to U.S. and international website owners. vBulletin revenues are primarily derived from software license purchases for a flat fee, as well as annual maintenance fees for customer support and software updates.  During the fourth of quarter of 2009, we launched the vBulletin 4.0 Publishing Suite and Forum products. The new product suite includes a new forum product, content management system, blogging tools and more powerful administration features to help customers manage their websites and grow vibrant communities.  Revenues from vBulletin 4.0 Publishing Suite are derived from software license purchases for a flat fee and annual maintenance fees were eliminated.

Expenses

The largest component of our expenses is personnel. Personnel costs include salaries and benefits for our employees, commissions for our sales staff and stock-based compensation, which are categorized in our statements of operations based on each employee’s principal function (i.e. Sales and Marketing, Technology or General and Administrative). Cost of revenues primarily consist of development costs, including personnel costs, related to the licensing business, marketing costs directly related to the fulfillment of specific customer advertising orders and costs of hosting our websites and data center operational expenses. Sales and marketing expenses include both personnel and online marketing costs.  General and administrative expenses include personnel, audit, tax and legal fees, insurance and facilities costs.

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

During the fourth quarter of 2009, we began selling and electronically delivering the vBulletin 4.0 Publishing Suite and Forum products. We recognize revenue from the sale of the perpetual license of these products, as legal title transfers when the customers download the product from the Internet. In connection with the sale of vBulletin 4.0, we provide customers with free email technical support.  We do not defer the recognition of any vBulletin 4.0 revenue as (a) historically, the majority of customers utilize their free email support within the first month of owning the product, and (b) the cost of providing this free email support is insignificant.  We accrue the estimated cost of providing this free email support upon delivery of the product.

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

Provision for Income Taxes and Deferred Income Taxes

Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Accounting standards require us to establish a valuation allowance for that portion of our deferred tax assets for which it is more likely than not that we will not receive a future benefit. In making this judgment, all available evidence is considered, some of which, particularly estimates of future profitability and income tax rates, are subjective in nature. Estimates of deferred income taxes are based on management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.  Our effective income tax rate for the three months ended March 31, 2010 was 40.5%.

Seasonality

The automotive industry in which we provide consumer Internet products and services has historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. In 2008, we entered the online shopping category which has historically experienced relatively stronger sales in the fourth quarter.

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Three months ended
	March 31,
	2010	2009
	(unaudited)

Revenues	100.0%	100.0%
Costs and operating expenses
Cost of revenues	19.0	20.3
Sales and marketing	19.1	20.3
Technology	8.9	8.9
General and administrative	17.3	18.2
Depreciation and amortization of intangibles	16.7	16.3
Total operating expenses	81.0	84.1
Operating income	19.0	15.9
Investment and other income	0.5	0.3
Income from operations before income taxes	19.5	16.2
Provision for income taxes	7.9	6.5
Net income	11.6%	9.7%

Revenues

	Three Months Ended		Increase (decrease)
	March 31,		2010 vs. 2009
	2010	2009	$	%
Revenues:
Consumer Internet	$17,315	$16,189	$1,126	7.0%
Licensing	9,068	7,339	1,729	23.6%
Total revenues	$26,383	$23,528	$2,855	12.1%

Our revenues for the three month period ended March 31, 2010, increased $2.9 million, or 12%, from our revenues in the three month period ended March 31, 2009.

Consumer Internet advertising revenues from our non-auto e-commerce websites increased $3.1 million on a year-over-year basis, driven primarily by growth from our auto enthusiast, home-related and travel websites. This increase was offset by a $2.0 million decrease in automotive e-commerce revenues, which was due to continued weakness in demand from automotive dealerships.  Excluding automotive e-commerce, revenues from websites owned more than one year grew organically by approximately 15% in the first quarter of 2010 as compared to the first quarter of 2009.  Overall, Consumer Internet revenues increased $1.1 million, or 7%, during the three month period ended March 31, 2010 compared to the prior year period.

 Licensing revenues increased by $1.7 million, or 24%, during the three month period ended March 31, 2010 compared to the prior year period. The higher revenues were due to sales of the vBulletin 4.0 Publishing Suite and Forum products, and increases from new client accounts and the sale of additional services to existing clients at the Company’s Autodata division.

Cost of revenues

	Three Months Ended		Increase (decrease)
	March 31,		2010 vs. 2009
	2010	2009	$ %
Cost of revenues	$5,016	$4,783	$233	4.9%
Percentage of revenues	19.0%	20.3%

Our cost of revenues increased $0.2 million, or 5%, in the three month period ended March 31, 2010 over the prior year period.  The higher cost of revenues was primarily driven by a $0.7 million increase in Autodata division costs, consistent with the increase in revenues from new client accounts and the sale of additional services. Offsetting this increase was a $0.5 million decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in revenues from our automotive e-commerce business.

Operating expenses

Sales and Marketing
	Three Months Ended		Increase (decrease)
	March 31,		2010 vs. 2009
	2010	2009	$ %
Sales and marketing	$5,035	$4,776	$259	5.4%
Percentage of revenues	19.1%	20.3%

Sales and marketing expenses increased $0.3 million or 5%, in the three month period ended March 31, 2010 over the prior year period. The increase primarily relates to additional headcount and support costs to further develop our growing number of websites as we owned and operated 101 principal websites as of March 31, 2010 compared to 92 principal websites as of March 31, 2009.

Technology
	Three Months Ended		Increase (decrease)
	March 31,		2010 vs. 2009
	2010	2009	$ %
Technology	$2,346	$2,101	$245	11.6%
Percentage of revenues	8.9%	8.9%

Technology expenses increased $0.2 million, or 12%, in the three month period ended March 31, 2010 over the prior year period.  The increase primarily relates to additional headcount and support costs to further develop our growing number of websites.

General and administrative
	Three Months Ended		Increase (decrease)
	March 31,		2010 vs. 2009
	2010	2009	$ %
General and administrative	$4,563	$4,286	$277	6.5%
Percentage of revenues	17.3%	18.2%

General and administrative expenses increased $0.3 million, or 6.5%, in the three month period ended March 31, 2010 over the prior year period.  The increase is primarily due to a $0.3 million increase in stock based compensation expense.

Depreciation and amortization
	Three Months Ended		Increase (decrease)
	March 31,		2010 vs. 2009
	2010	2009	$ %
Depreciation and amortization of intangibles	$4,407	$3,843	$564	14.7%
Percentage of revenues	16.7%	16.3%

Depreciation and amortization expenses increased $0.6 million, or 15%, in the three month period ended March 31, 2010 over the prior year period.  The increase is due to continued acquisitions of website intangibles and higher capitalized internal use software costs as we continue to develop our existing websites.

Investment and other income
	Three Months Ended		Increase (decrease)
	March 31,		2010 vs. 2009
	2010	2009	$ %
Investment and other income	$144	$63	$81	128.6%
Percentage of revenues	0.5%	0.3%

Investment and other income increased $0.1 million in the three month period ended March 31, 2010 over the prior year period.  Investment and other income includes interest income, gains or losses from the sale of fixed assets, foreign currency gains or losses and other non-operational items.

Provision for income taxes
	Three Months Ended		Increase (decrease)
	March 31,		2010 vs. 2009
	2010	2009	$ %
Provision for income taxes	$2,091	$1,539	$552	35.9%
Percentage of revenues	7.9%	6.5%

Our provision for income taxes increased $0.6 million in the three month period ended March 31, 2010 over the prior year period, which was a result of higher pre-tax income.  The effective tax rates for the three month periods ended March 31, 2010 and 2009 were 40.5%.

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

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows:

	Three months ended
	March, 31
	2010	2009
	(unaudited)

Net income	$3,069	$2,263
Provision for income taxes	2,091	1,539
Depreciation and amortization	4,407	3,843
Stock-based compensation	1,091	677
Investment and other income	(144)	(63)

Adjusted EBITDA	$10,514	$8,259

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities and private and public sales of our common stock. At March 31, 2010, we had $63.1 million in cash, cash equivalents and available-for-sale investments; these investments are comprised mainly of government and debt securities.

Our principal sources of liquidity are cash, cash equivalents and available-for-sale investments, as well as the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, available-for-sale investment and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.

On October 7, 2008, we entered into an agreement with Silicon Valley Bank that entitles us to borrow up to a $35 million revolving line of credit under a four year term.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. In addition, the obligations under the agreement are secured by a lien on substantially all of the assets of the Company.  At March 31, 2010, we have no outstanding debt under this revolving line of credit.

Operating Activities

We generated $10.8 million of net cash from operating activities for the three-months ended March 31, 2010, compared to $10.1 million for the same period in 2009.

Acquisitions Activities

During the three months ended March 31, 2010, cash used in acquisition-related activities, including acquisition and earnout payments, totaled $4.9 million.  Three website-related acquisitions were completed during the first quarter of 2010 for an aggregate purchase price of $7.6 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in the first quarter transactions amounted to $6.0 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $1.6 million.

During the three months ended March 31, 2009, we completed four website-related acquisitions for an aggregate purchase price of $1.3 million. Of this amount,  $1.1 million represented goodwill and $0.2 million represented intangible assets.

We have entered into earnout agreements as part of the consideration for certain acquisitions.  We account for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all anticipated future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.  Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination, as an addition to compensation expense or goodwill in the period earned. As of March 31, 2010, we paid earnouts totaling $0.5 million and anticipate that the most probable earnout amounts to be paid for the remainder of 2010 will be $1.0 million, which was recorded as an addition to goodwill and accrued expenses.  We cannot reasonably estimate maximum earnout payments as a significant number of agreements do not contain maximum payout clauses. Earnouts related to each website business are contingent upon achievement of agreed upon performance milestones such as future web site traffic, page views, revenue growth and operating income.  A significant portion of earnout payments is triggered upon achieving significant revenue and operating income milestones and is specifically designed such that the additional cash flow outweighs the liquidity impact of the earnout payments.   As a result, we do not believe that future earnout payments will have a significant impact on our liquidity and cash position.

Contingencies

From time to time, we have been party to various litigation and administrative proceedings relating to claims arising from operations in the normal course of business. Based on the information presently available, including discussion with counsel, management believes that resolution of these matters will not have a material adverse effect on our business, consolidated results of operations, financial condition, or cash flows; see Part II, Item 1, Legal Proceedings.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU 2010-1, which amends standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, the amended requirements include disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, the amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The amended standards will not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Dis closures About Market Risk.

Interest Rate Risk

As of March 31, 2010, we had cash and cash equivalents of $41.7 million, which consisted primarily of cash and U.S. government debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $21.4 million, which consisted primarily of highly liquid government securities with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets, regardless of the remaining time to maturity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2010.

Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

              On August 12, 2009, the Company, Autodata and Autodata Solutions filed suit in the District Court of Travis County, Texas, in which we assert unauthorized disclosure, misappropriation and conversion of proprietary, trade secret and confidential information imparted by us to Versata Software and Versata Development in 1997 and 1998. We alleged that Versata Software and Versata Development disclosed such confidential information to the U.S. Patent & Trademark Office in their applications for U.S. Patent No. 7,130,821 and U.S. Patent No. 7,206,756, and claimed it as their own. Our petition sought declaratory relief to quiet title resulting from Versata Software and Versata Development’s claimed ownership of the technology and confidential information underlying the patents as well as unspecified damages, attorneys’ fees and costs. In March 2010, our suit was dismissed without prejudice.

              We believe the claims against us are without merit and intend to vigorously defend the lawsuits, but we cannot predict the outcome of these matters, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if we are successful in defending the lawsuits or pursuing our counterclaims,, we may incur substantial costs and diversion of management time and resources to defend the litigation and pursue our counterclaims. We are not able to estimate a probable loss or recovery, if any.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item IA, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 3, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2010, we issued 336,591 shares of Class A common stock in connection with our website-related acquisitions.  These shares of Class A common stock were not registered under the Securities Act of 1933, as amended (the “Act”), and the sale of such securities were deemed to be exempt from registration in reliance on Section 4(2) of the Act.  The recipient of the shares represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the shares certificates issued in the transaction.

Item 3.  Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits.

(a) Index to Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.
**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET BRANDS, INC.

Date: May 6, 2010	By:	/S/ ROBERT N. BRISCO
Robert N. Brisco
President, Chief Executive Officer, and Director Principal Executive Officer

Date: May 6, 2010	By:	/S/ SCOTT A. FRIEDMAN
Scott A. Friedman
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.
**  Furnished herewith.