Form 10-Q
period 2010-06-30
INTERNET BRANDS, INC.
filed 2010-08-05
CIK 1080131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes   ☐    No   ☒

The number of shares outstanding of the Registrant’s Class A common stock and Class B common stock as of July 30, 2010 was 43,262,282 and 3,025,000, respectively.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

INTERNET BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$37,286	$38,408
Investments, available for sale	21,411	21,736
Accounts receivable, less allowances for doubtful accounts of $571 and $618 at June 30, 2010 and December 31, 2009, respectively
	14,248	15,416
Deferred income taxes	12,079	16,184
Prepaid expenses and other current assets	1,390	1,212
Total current assets	86,414	92,956

Property and equipment, net	17,470	15,125
Goodwill	240,261	223,925
Intangible assets, net	17,149	20,080
Deferred income taxes	39,298	39,255
Other assets	577	602

Total assets	$401,169	$391,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$13,179	$13,957
Deferred revenue	5,368	6,414
Total current liabilities	18,547	20,371

Other liabilities	182	258

Stockholders’ equity

Common stock, Class A, $.001 par value; 125,000,000 shares
authorized and 43,118,611 and 42,095,325 issued and outstanding
at June 30, 2010 and December 31, 2009	43	42

Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at June 30, 2010
and December 31, 2009	3	3

Additional paid-in capital	617,850	612,528
Accumulated deficit	(234,164)	(241,806)
Accumulated other comprehensive (loss) income	(1,292)	547
Total stockholders’ equity	382,440	371,314

Total liabilities and stockholders’ equity	$401,169	$391,943

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Consumer Internet	$19,142	$15,787	$36,457	$31,976
Licensing	8,925	7,441	17,993	14,780
Total revenues	28,067	23,228	54,450	46,756

Costs and operating expenses
Cost of revenues	5,089	4,406	10,105	9,189
Sales and marketing	5,379	4,561	10,415	9,337
Technology	2,529	2,305	4,875	4,406
General and administrative	4,832	3,481	9,395	7,767
Depreciation and amortization of intangibles	4,374	3,983	8,780	7,826
Total costs and operating expenses	22,203	18,736	43,570	38,525

Income from operations	5,864	4,492	10,880	8,231
Investment and other (expense) income	1,844	(140)	1,988	(77)
Income before income taxes	7,708	4,352	12,868	8,154
Provision for income taxes	3,136	1,807	5,226	3,346
Net income	$4,572	$2,545	$7,642	$4,808

Basic net income per share - Class A	$0.10	$0.06	$0.17	$0.11
Diluted net income per share - Class A	$0.10	$0.06	$0.16	$0.11

Basic net income per share - Class B	$0.10	$0.06	$0.17	$0.11
Diluted net income per share - Class B	$0.10	$0.06	$0.16	$0.11

Class A weighted average number of shares - Basic	41,594,664	40,358,805	41,335,397	40,563,113
Class A weighted average number of shares - Diluted	48,111,286	46,083,250	47,615,336	45,781,327

Class B weighted average number of shares - Basic	3,025,000	3,025,000	3,025,000	3,025,000

Stock-based compensation expense by function
Sales and marketing	$215	$108	$362	$194
Technology	125	57	208	94
General and administrative	1,108	704	1,969	1,256

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$7,642	$4,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,780	7,826
Provision for bad debt reserve	213	121
Stock based compensation	2,539	1,544
Deferred income taxes	4,271	2,169
Unrealized gain on investments	-	105
Realized (gain)/loss on sale of investments	(1)	52
(Gain)/loss on disposal of fixed assets	(25)	12
Amortization of premium on investments	72	(42)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	495	6,955
Prepaid expenses and other current assets	(121)	238
Other assets	157	309
Liabilities associated with stock guarantees	(207)	-
Accounts payable and accrued expenses	(478)	(2,805)
Deferred revenue	(1,267)	(1,776)
Net cash provided by operating activities	22,070	19,516

Cash flows from investing activities
Purchases of property and equipment	(1,356)	(694)
Capitalized internal use software costs	(5,205)	(3,500)
Sales of property and equipment	75	-
Purchases of investments	(19,082)	(28,387)
Proceeds from sales and maturities of investments	19,312	22,772
Acquisitions, net of cash acquired and earnouts	(15,304)	(11,419)
Net cash used in investing activities	(21,560)	(21,228)

Cash flows from financing activities
Net proceeds from issuance of common stock and exercise of stock options	57	92
Payment of capital lease obligations	(48)	-
Net cash provided by financing activities	9	92
Effect of exchange rate changes on cash and cash equivalents	(1,641)	424
Net decrease in cash and cash equivalents	(1,122)	(1,196)

Cash and cash equivalents
Beginning of period	38,408	43,648
End of period	37,286	42,452

Supplemental schedule of non-cash consolidated cash flow information:
Tax payments	$444	$2,104

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

Revenue Recognition —The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. The Company's revenues are derived from:

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

• Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the advertiser, following the execution of a service agreement and commencement of the services.

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

During the fourth quarter of 2009, the Company began selling and electronically delivering the vBulletin 4.0 Publishing Suite and Forum products. The Company recognizes revenue from the sale of the perpetual license of this product as legal title transfers when the customers download the product from the Internet.   In connection with the sale of vBulletin 4.0 Publishing Suite, the Company provides the customer with free email technical support. The Company does not defer the recognition of any vBulletin 4.0 revenue as (a) historically, the majority of customers utilize their free email support within the first month of owning the product, and (b) the cost of providing this free email support is insignificant. The Company accrues the estimated cost of providing this free email support upon delivery of the product.

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

 The adoption of this statement with respect to the Company’s financial assets and liabilities did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.  In accordance with ASC 820-10, the following table represents the fair value hierarchy for the Company’s financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

		Level 2	Level 3	Total
Description	Level 1
Cash and cash equivalents	$37,286	-	-	$37,286
Short term available-for-sale investments	19,676	1,485	250	$21,411
Total	$56,962	$1,485	$250	$58,697

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

 The Company has one Level 3 investment with an original cost basis of $2.0 million.  From December 2007 through June 30, 2010, the Company recorded in aggregate an other-than temporary impairment loss of $1.3 million, and the Company received approximately $0.5 million in returned principal relating to this one investment.  As of June 30, 2010, the current estimated fair value for this Level 3 investment was $0.25 million.  The Company reviews periodic reports of an outside valuation firm to monitor its Level 3 investment and engages in discussions with representatives of this firm, as needed, as inputs in determining the fair value of this investment.

Accounts Receivable and Allowance for Doubtful Accounts -- Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical write-off experience and customer economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered.

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

The Company has adopted ASC 805 (previously SFAS 141R, Business Combinations), as of January 1, 2009 which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 requires the Company to record the present value of the most probable earnouts for all future years at the time of acquisition as an addition to goodwill. Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. Additionally, the Company is required to review its estimates on at least a quarterly basis. For the six months ended June 30, 2010, the Company entered into one agreement with an earnout clause and estimated the probable future earnout as an addition to goodwill in accordance with ASC 805.

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

The Company utilizes a two-step approach for testing goodwill for impairment. The first step is to determine the fair value of the Company’s reporting units using both the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly-traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to Enterprise Value/EBITDA and MVIC to Price/Earnings ratio) and then these MVIC multiples are applied to the Company’s operating results to arrive at an estimate of value.  If the fair values exceed the carrying values, goodwill is not impaired. The second step, if necessary, measures the amount of any impairment by applying fair value-based tests to individual assets and liabilities. If the reporting unit's carrying value exceeds its fair value, the Company compares the fair value of the goodwill with the carrying value of the goodwill.  If the carrying value of goodwill for the Company exceeds the fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess. The Company performs this analysis during December of each fiscal year. No impairment loss was recorded for the six months ended June 30, 2010 and for the years ended December 31, 2009, 2008 and 2007.

Intangible Assets — Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company's acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the six months ended June 30, 2010 and the years ended December 31, 2009, 2008 and 2007.

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

                The Company has a net operating loss carry-forward as of June 30, 2010, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the six months ended June 30, 2010.

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

	Three months ended June 30,
	2010		2009
	Class A	Class B	Class A	Class B
Numerator—basic and diluted:
Net income allocated, basic	$4,262	$310	$$2,368	$177

Conversion of Class B to Class A shares	310	-	177	-
Reallocation of undistributed earnings to Class B shares	-	(22)	-	(10)
Net income attributable to common stockholders, diluted	$4,572	$288	$$2,545	$167

Denominator:
Weighted-average common shares	43,108,995	3,025,000	41,670,576	3,025,000
Weighted-average unvested restricted stock subject to repurchase	(1,514,331)	-	(1,311,771)	-

Denominator for basic calculation	41,594,664	3,025,000	40,358,805	3,025,000
Weighted-average effect of dilutive securities:
Conversion of Class B to Class A shares	3,025,000	-	3,025,000	-
Employee stock options	1,977,291	-	1,387,674	-
Unvested restricted stock subject to repurchase	1,514,331	-	1,311,771	-
Denominator for diluted calculation	48,111,286	3,025,000	46,083,250	3,025,000

Net income per share—basic	$0.10	$0.10	$$0.06	$0.06
Net income per share—diluted	$0.10	$0.10	$$0.06	$0.06

	Six months ended June 30,
	2010		2009
	Class A	Class B	Class A	Class B
Numerator—basic and diluted:
Net income allocated, basic	$7,121	$521	$4,474	$334

Conversion of Class B to Class A shares	521	-	334	-
Reallocation of undistributed earnings to Class B shares	-	(36)	-	(16)
Net income attributable to common stockholders, diluted	$7,642	$485	$4,808	$318

Denominator:
Weighted-average common shares	42,782,448	3,025,000	41,688,261	3,025,000
Weighted-average unvested restricted stock subject to repurchase	(1,447,051)	-	(1,125,148)	-

Denominator for basic calculation	41,335,397	3,025,000	40,563,113	3,025,000
Weighted-average effect of dilutive securities:
Conversion of Class B to Class A shares	3,025,000	-	3,025,000	-
Employee stock options	1,807,888	-	1,068,066	-
Unvested restricted stock subject to repurchase	1,447,051	-	1,125,148	-
Denominator for diluted calculation	47,615,336	3,025,000	45,781,327	3,025,000

Net income per share—basic	$0.17	$0.17	$0.11	$0.11
Net income per share—diluted	$0.16	$0.16	$0.11	$0.11

Comprehensive Income — Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three and six months ended June 30, 2010 and 2009, the Company’s comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$4,572	$2,545	$7,642	$4,808
Unrealized currency translation gain (loss)	(469)	330	(307)	221
Realized currency translation gain	(1,564)	-	(1,564)	-
Investments, fair value adjustment	27	320	33	(134)

Comprehensive income	$2,566	$3,195	$5,804	$4,895

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

In January 2010, the FASB issued ASU 2010-1 which amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, the amended requirements include disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards will not have a material impact on the Company’s consolidated financial statements.

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

Available-for-sale investments at their estimated fair value and contractual maturities as of June 30, 2010 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$20,200	$31	$(5)	$20,226
Corporate debt securities	1,182	3	-	1,185
Total investments in available-for-sale securities	$21,382	$34	$(5)	$21,411

Contractual maturity dates for investment in bonds and notes:
Less than one year				$21,373
One to five years				38
				$21,411

Available-for-sale investments at their estimated fair value and contractual maturities as of December 31, 2009 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$21,104	$64	$(10)	$21,158
Corporate debt securities	558	20	-	578
Total investments in available-for-sale securities	$21,662	$84	$(10)	$21,736

Contractual maturity dates for investment in bonds and notes:
Less than one year				$19,504
One to five years				2,232
				$21,736

NOTE 5. ACQUISITIONS OF BUSINESSES AND INTANGIBLES

During the six months ended June 30, 2010 the Company completed nine website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $16.1 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in those transactions amounted to $13.4 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, content and domain names and trade names, amounted to $2.7 million.

During the six months ended June 30, 2009 the Company completed seven website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $5.1 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. Goodwill recognized in those transactions amounted to $4.3 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $0.8 million.

The acquisitions consummated during the six months ended June 30, 2010 are not material individually; however, in aggregate they represent a material portion of our revenue for the 2009 periods. The unaudited pro forma results presented below include the effect of these acquisitions as if they were consummated as of January 1, 2009. The pro forma results do not include the effect of anticipated synergies which typically drive the growth in revenue and earnings that arise once these acquisitions have been moved onto the Company’s operating platform.

The unaudited pro forma financial information below is not necessarily indicative of either future results of operations nor of results that might have been achieved had the acquisitions been consummated as of January 1, 2009 (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$28,221	$24,722	$55,348	$49,744
Income from operations	5,903	4,382	11,105	8,237
Net income	4,595	2,479	7,777	4,812
Basic net income per share	$0.10	$0.06	$0.18	$0.11
Diluted net income per share	$0.10	$0.05	$0.16	$0.11

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

The 2000 Stock Plan provided for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally begin vesting over a four-year period. Additional options granted to employees previously holding options under either the 1998 Stock Plan or the 2000 Stock Plan vest quarterly over four years. Options generally expire ten years from the date of grant.  The December 2007 amendment to the 2000 Stock Plan provided that (1) no further grants would be made under the plan and (2) the options previously awarded under the plan were exercisable for Class A common stock.

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

The following table summarizes stock option activity under the 1998 Stock Plan, 2000 Stock Plan and 2007 Equity Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2009	2,305,242	$3.95
Granted	7,000	8.91
Exercised	(63,034)	1.31
Forfeited/expired	(17,026)	4.55
Options outstanding at June 30, 2010	2,232,182	$4.03

The following table summarizes restricted stock activity under the 2007 Equity Plan:

	Number Of Restricted Shares	Approximate Price at Grant Date

Restricted Shares granted at December 31, 2009	1,254,764	$6.31
Granted	611,626	8.62
Vested	(316,524)	5.60
Forfeited/expired	(37,675)	6.58
Restricted Shares outstanding at June 30, 2010	1,512,191	$7.38

At June 30, 2010, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company’s 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at a weighted average exercise price of $1.50 per share. All options were vested and exercisable at June 30, 2010 with 4.7 years of remaining contractual life.

NOTE 7. SEGMENT INFORMATION

The Company manages its business within two identifiable segments. The following tables present the summarized information by segment (in thousands):

	Consumer Internet	Licensing	Total
For the six-month period ended June 30, 2010
Revenues	$36,457	$17,993	$54,450
Investment and other income (loss)	(388)	2,376	1,988
Depreciation and amortization	7,389	1,391	8,780
Segment pre-tax income	8,759	4,109	12,868
Segment assets	$356,420	$44,749	$401,169

	Consumer Internet	Licensing	Total
For the six-month period ended June 30, 2009
Revenues	$31,976	$14,780	$46,756
Investment and other income (loss)	476	(553)	(77)
Depreciation and amortization	6,478	1,348	7,826
Segment pre-tax income	3,543	4,611	8,154
Segment assets	$303,891	$76,590	$380,481

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

Earnout Agreements — The Company has entered into earnout agreements as part of the consideration for certain acquisitions. The Company accounts for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.   Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination as an addition to compensation expense or goodwill in the period earned. For the six months ended June 30, 2010, the Company paid earnouts totaling $2.9 million and anticipates that the most probable earnout amount for the remainder of 2010 will be $0.7 million.  The Company cannot reasonably estimate maximum earnout payments, as a significant number of the Company’s acquisition agreements do not contain maximum payout clauses.

Capital Lease Obligations — The Company has entered into leases for certain information technology equipment and software and has accounted for them as capital leases in accordance with ASC 840 (previously SFAS No. 13, Leases). As of June 30, 2010, the Company had $0.3 million of net property, plant and equipment assets with short-term liabilities of $0.1 million and long-term liabilities of $0.2 million recorded on its consolidated balance sheet associated with these capital leases. The Company’s future minimum lease payments, including interest and service fees, over the next five years are as follows (in thousands):

2010	$80
2011	159
2012	106
2013	-
345
Less: interest expense	(13)

Present value of
minimum lease payments	$332

Severance Payment Agreements —The Company has entered into severance payment agreements with certain members of management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

Legal Contingencies —On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against the Company and its subsidiaries,  Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services the Company and its Autodata subsidiaries offer violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against the Company, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’ revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions. Discovery is pending.

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

NOTE 9. SUBSEQUENT EVENTS

From July 1, 2010 through August 4, 2010, the Company acquired websites in its Consumer Internet segment for an aggregate purchase price of approximately $4.0 million.

The company received $0.8 million from the foreclosure sale of its Level 3 investment. The Company will recognize a gain on investment of $0.5 million during the third quarter of 2010.

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

Consumer Internet Segment.  In our Consumer Internet segment, we have continued to expand and diversify our vertical website categories to serve a wide range of audiences and advertisers. Our network of websites is grouped into seven vertical categories: automotive, careers, health, home, money, legal and business, shopping, and travel and leisure. We own and operate over 250 websites of which more than 100 received in excess of 100,000 monthly unique visitors as of June 30, 2010, which we refer to as our “principal websites.” Our number of principal websites has grown from 45 in December 2007, to over 80 in December 2008, to more than 100 in June 2010. More than 98% of our websites’ traffic is from non-paid sources. Our international audiences accounted for approximately 28% of total monthly average visitors in the first half of 2010.

Throughout this Report, we use Google analytics measurement services to report Internet audience metrics.  The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. We measure the total number of unique visitors to our websites by adding the number of unique visitors to each of our websites in a given month.  The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations for the first six months of 2010 include websites acquired in the first six months of 2010 on a pro forma basis.  In the second quarter of 2010, our websites’ monthly average was 62 million unique visitors, an increase of approximately 30% from 48 million monthly average unique visitors in the second quarter of 2009, and an average of 713 million page views in the second quarter of 2010, an increase of approximately 3% from 690 million page views in the second quarter of 2009.   The ratio of page views to unique visitors declined year-over-year primarily as a result of new website features that combined elements from multiple pages to single pages.

Licensing Segment.  In our Licensing segment, we license certain of our Internet technology products and services to major companies and individual website owners around the world.  Our Autodata Solutions division supplies licensed technology and content services to the automotive industry, serving most of the U.S., Japanese and European automotive manufacturers.  We also own and operate vBulletin software products that are tailored to the growing market of specialized online communities and include robust discussion forums and a fully-integrated content management system.   During 2009, we transitioned our vBulletin operations from the U.K. to the U.S. During the second quarter of 2010, we substantially shutdown our U.K. legal entities.  In accordance with ASC 830 (previously SFAS No. 52, Foreign Currency Translation), upon the substantial wind-up of foreign legal entities, we are required to reverse any unrealized foreign exchange translation gains or losses and record such amounts as realized gains or losses to the consolidated statement of operations.  As a result, during the second quarter of 2010, we recorded a $1.6 million one-time, non-cash gain.

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

                During the period from January 1, 2010 through June 30, 2010, we completed nine website-related acquisitions in our Consumer Internet segment for an aggregate purchase price of $16.1 million, including $13.4 million for goodwill and $2.7 million for intangible assets. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform. We have historically been able to deploy capital for acquisitions efficiently, and then integrate acquired websites onto our platform quickly and effectively.  Although we believe we will continue to identify, negotiate and purchase websites that meet our operating platform criteria, we cannot predict whether we can continue to purchase websites at the same rate and on similarly favorable terms.

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

                We vary our advertising formats based on consumer and advertiser preferences in a particular category and our ability to optimize revenue yields. For example, we sell display advertising directly to automotive manufacturers and home improvement advertisers on a CPC or CPM basis, and consumer automotive and automotive finance leads to automotive dealers on a CPL basis. We typically invoice our advertisers for display advertisements and CPL products on a monthly basis after we have run the advertisements or delivered the leads. Our contracts with these advertisers are typically on a multiple-month basis and are cancelable on 60 days or less notice. Revenue from our shopping sites is typically generated on a CPA basis where we earn commissions as website users buy products online. We also sell classified listings for flat fees to thousands of summer camps, vacation rental property owners and managers, physicians, lawyers, and bed and breakfast owners. Advertisers typically pay flat fees by credit card, PayPal or similar online payment service, utilizing online "self serve" tools provided on our websites. Some of these flat fees are automatically renewed utilizing payment information on file with us. Our policy is not to offer refunds for mid-term cancellation of advertisements sold on a flat-fee basis. As consumer and advertiser preferences continue to evolve, we expect that we will adjust our revenue sources and mix on our websites to address those changing needs and optimize our revenue yields.

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

                Through vBulletin Solutions we also sell and license vBulletin Internet software to U.S. and international website owners.  During the fourth of quarter of 2009, we launched the vBulletin 4.0 Publishing Suite and Forum products. The new product suite includes a new forum product, content management system, blogging tools and more powerful administration features to help customers manage their websites and grow vibrant communities.  Revenues from vBulletin 4.0 are derived from software license purchases for a flat fee and annual maintenance fees were eliminated.

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

•
Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the advertiser, following the execution of a service agreement and commencement of services. Service agreements generally have a term of twelve months or less.

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

During the fourth quarter of 2009, we began selling and electronically delivering the vBulletin 4.0 Publishing Suite and Forum products. We recognize revenue from the sale of the perpetual license of this product as legal title transfers when the customers download the product from the Internet. In connection with the sale of vBulletin 4.0, we provide customers with free email technical support.  We do not defer the recognition of any vBulletin 4.0 revenue as (a) historically, the majority of customers utilize their free email support within the first month of owning the product, and (b) the cost of providing this free email support is insignificant.  We accrue the estimated cost of providing this free email support upon delivery of the product.

Business Combinations

We use the purchase method of accounting for business combinations and the results of the acquired businesses are included in the income statement from the date of acquisition. Historically, the purchase price included the direct costs of the acquisition.  However, beginning in fiscal year 2009, acquisition-related costs were expensed as incurred, in accordance with ASC 805 (previously Financial Accounting Standards Board (FASB) issued revision to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations). Under the purchase method of accounting, we allocate the purchase price of acquired websites to the identifiable tangible and intangible assets.  Goodwill represents the excess of consideration paid over the net identifiable business assets acquired. Amounts allocated to intangible assets are amortized over their estimated useful lives; no amounts are allocated to in-progress research and development.  We have entered into earnout agreements which are contingent on the acquired website business achieving agreed upon performance milestones. Earnout payments are not based on the seller's on-going service to the Company; when the seller provides services following the acquisitions, the cost of the seller's services is recorded as compensation expense in the period the services were performed. Historically, we have accounted for earnout consideration as an addition to goodwill in the period earned.  Beginning with fiscal year 2009 acquisitions, in accordance with ASC 805, we estimated the net present value of expected earnout payments and recorded such amounts as an addition to goodwill and liability or equity, at the time of closing of the acquisition. Subsequent changes are recorded on the statement of operations as other income or expense in the period of re-measurement. If earnout projections are recorded as equity, then no subsequent re-measurement is required.

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

Provision for Income Taxes and Deferred Income Taxes

Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Accounting standards require us to establish a valuation allowance for that portion of our deferred tax assets for which it is more likely than not that we will not receive a future benefit. In making this judgment, all available evidence is considered, some of which, particularly estimates of future profitability and income tax rates, are subjective in nature. Estimates of deferred income taxes are based on management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.  Our effective income tax rate for the six months ended June 30, 2010 was 40.6%.

Seasonality

The automotive industry in which we provide consumer Internet products and services has historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. In 2008, we entered the online shopping category which has historically experienced relatively stronger sales in the fourth quarter.

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses

Cost of revenues	18.1	19.0	18.6	19.7
Sales and marketing	19.2	19.6	19.1	20.0
Technology	9.0	9.9	9.0	9.4
General and administrative	17.2	15.0	17.3	16.6
Depreciation and amortization of intangibles	15.6	17.2	16.1	16.7
Total operating expenses	79.1	80.7	80.1	82.4
Operating income	20.9	19.3	19.9	17.6
Investment and other (expense) income	6.6	(0.6)	3.7	(0.2)
Income from operations before income taxes	27.5	18.7	23.6	17.4
Provision for income taxes	11.2	7.7	9.6	7.1
Net income	16.3%	11.0%	14.0%	10.3%

Revenues

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Revenues:
Consumer Internet	$19,142	$15,787	$3,355	21.3%	$36,457	$31,976	$4,481	14.0%
Licensing	8,925	7,441	1,484	19.9%	17,993	14,780	3,213	21.7%
Total revenues	$28,067	$23,228	$4,839	20.8%	$54,450	$46,756	$7,694	16.5%

Our revenues for the three month period ended June 30, 2010, increased $4.8 million, or 21%, over our revenues in the three month period ended June 30, 2009.

Consumer Internet revenues increased by $3.4 million, or 21%, during the three-month period ended June 30, 2010 compared to the prior year period. Consumer Internet advertising revenues from our non-auto e-commerce websites increased $4.5 million on a year-over-year basis, driven primarily by growth from our home, auto enthusiast, legal and travel-related websites. This increase was offset by a $1.1 million decrease in automotive e-commerce revenues, which was due to continued weakness in demand from automotive dealerships.  Excluding automotive e-commerce, revenues from websites owned more than one year grew organically by approximately 15% in the second quarter of 2010 as compared to the second quarter of 2009.

Licensing revenues increased by $1.5 million, or 20%, during the three-month period ended June 30, 2010 compared to the prior year period.  The higher revenues were primarily due to new client accounts and the sale of additional services to existing clients at the Company’s Autodata division.

Our revenues for the six-month period ended June 30, 2010, increased by $7.7 million, or 17%, over our revenues in the six-month period ended June 30, 2009.

Consumer Internet revenues increased $4.5 million, or 14%, during the six-month period ended June 30, 2010 compared to the prior year period.  Consumer Internet advertising revenues from our non-auto e-commerce websites increased $7.7 million on a year-over-year basis, driven primarily by growth from our home, travel and auto enthusiast websites. This increase was offset by a $3.2 million decrease in automotive e-commerce revenues, which was due to continued weakness in demand from automotive dealerships.  Excluding automotive e-commerce, revenues from websites owned more than one year grew organically by approximately 15% in the first half of 2010 as compared to the first half of 2009.

Licensing revenues increased by $3.2 million, or 22%, during the six-month period ended June 30, 2010 compared to the prior year period.   The higher revenues were primarily due to a $2.4 million increase at the Company’s Autodata division, a result of new client accounts and the sale of additional services to existing clients.  Increased sales of $0.8 million at vBulletin, a result of the recent launch of the vBulletin 4.0 Publishing Suite and Forum products, also contributed to the increase in revenues.

Cost of revenues

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Cost of revenues	$5,089	$4,406	$683	15.5%	$10,105	$9,189	$916	10.0%
Percentage of revenues	18.1%	19.0%			18.6%	19.7%

Our cost of revenues increased $0.7 million, or 16%, in the three-month period ended June 30, 2010 over the prior year period. The higher cost of revenues was due to a $0.8 million increase in Autodata division costs, consistent with the increase in revenues from new client accounts and the sale of additional services.

Our cost of revenues increased $0.9 million, or 10%, in the six-month period ended June 30, 2010 over the prior year period.  The higher cost of revenues was primarily driven by a $1.5 million increase in Autodata division costs, consistent with the increase in revenues from new client accounts and the sale of additional services.  Offsetting this increase was a $0.6 million decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in revenues from our automotive e-commerce business.

Operating expenses

Sales and Marketing

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Sales and marketing	$5,379	$4,561	$818	17.9%	$10,415	$9,337	$1,078	11.5%
Percentage of revenues	19.2%	19.6%			19.1%	20.0%

Sales and marketing expenses increased $0.8 million, or 18%, and $1.0 million, or 12%, in the three- and six-month periods, respectively, ended June 30, 2010 over the prior year periods. The increase for both periods relates to additional headcount and support costs, including stock based compensation, and increased content costs to further develop our growing number of websites.

        Technology

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Technology	$2,529	$2,305	$224	9.7%	$4,875	$4,406	$469	10.6%
Percentage of revenues	9.0%	9.9%			9.0%	9.4%

Technology expenses increased $0.2 million, or 10%, and $0.5 million, or 11%, in the three- and six- month periods, respectively, ended June 30, 2010 over the prior year periods. The increase for both periods relates to additional headcount and support costs, including stock based compensation, to further develop our growing number of websites.

General and administrative

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
General and administrative	$4,832	$3,481	$1,351	38.8%	$9,395	$7,767	$1,628	21.0%
Percentage of revenues	17.2%	15.0%			17.3%	16.6%

General and administrative expenses increased $1.4 million, or 39%, and $1.6 million, or 21%, in the three- and six-month periods, respectively, ended June 30, 2010 over the prior year periods. The higher costs for both periods are due to increases in stock based compensation, headcount costs to support our growing number of websites, and bad debt expense.

Depreciation and amortization

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Depreciation and amortization
of intangibles	$4,374	$3,983	$391	9.8%	$8,780	$7,826	$954	12.2%
Percentage of revenues	15.6%	17.2%			16.1%	16.7%

Depreciation and amortization expenses increased $0.4 million, or 10%, and $1.0 million, or 12%, in the three- and six- month periods, respectively, ended June 30, 2010 over the prior year periods.  The increase is due to continued acquisitions of website intangibles and higher capitalized internal use software costs as we continue to develop our existing websites.

        Investment and other income

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Investment and other (expense) income	$1,844	$(140)	$1,984	1417.1%	$1,988	$(77)	$2,065	2681.8%
Percentage of revenues	6.6%	(0.6)%			3.7%	(0.2)%

Investment and other income increased $2.0 million, or 1,417%, and $2.1 million, or 2,682%, in the three- and six- month periods, respectively, ended June 30, 2010 over the prior year periods. The increase for both periods was due to a one-time, non-cash gain associated with foreign exchange translation gains in our vBulletin business in the U.K.

Provision for income taxes

	Three Months Ended		Increase (decrease)		Six Months Ended		Increase (decrease)
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Provision for income taxes	$3,136	$1,807	$1,329	73.5%	$5,226	$3,346	$1,880	56.2%
Percentage of revenues	11.2%	7.7%			9.6%	7.1%

Our provision for income taxes increased $1.3 million, or 74%, and $1.9 million, or 56%, in the three- and six- month periods ended June 30, 2010, respectively, over the prior year periods, which was a result of higher pre-tax income.  The effective tax rates for the three- and six-month periods ended June 30, 2010 and 2009 were 40.7%, 41.5%, 40.6% and 41.0%, respectively.

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

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)

Net income	$4,572	$2,545	$7,642	$4,808
Provision for income taxes	3,136	1,807	5,226	3,346
Depreciation and amortization	4,374	3,983	8,780	7,826
Stock-based compensation	1,448	869	2,539	1,544
Investment and other income (expense)	(1,844)	140	(1,988)	77
Adjusted EBITDA	$11,686	$9,344	$22,199	$17,601

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities and private and public sales of our common stock. At June 30, 2010, we had $58.7 million in cash, cash equivalents and available-for-sale investments; these investments are comprised mainly of government and debt securities.

Our principal sources of liquidity are cash, cash equivalents and available-for-sale investments, as well as the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, available-for-sale investment and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.

On October 7, 2008, we entered into an agreement with Silicon Valley Bank that entitles us to borrow up to a $35 million revolving line of credit under a four year term.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. In addition, the obligations under the agreement are secured by a lien on substantially all of the assets of the Company.  At June 30, 2010, we have no outstanding debt under this revolving line of credit.

Operating Activities

We generated $22.1 million of net cash from operating activities for the six months ended June 30, 2010, compared to $19.5 million for the same period in 2009.

Acquisitions Activities

During the six months ended June 30, 2010, cash used in acquisition-related activities, including acquisition and earnout payments, totaled $15.3 million.  Nine website-related acquisitions were completed during the first six months of 2010 for an aggregate purchase price of $16.1 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base across our seven vertical categories. The preliminary amounts of goodwill recognized in the first six months of transactions amounted to $13.4 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, content and domain names and trade names, amounted to $2.7 million.

During the six months ended June 30, 2009, we completed seven website-related acquisitions for an aggregate purchase price of $5.1 million. Of this amount, $4.3 million represented goodwill and $0.8 million represented intangible assets.

We have entered into earnout agreements as part of the consideration for certain acquisitions.  We account for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all anticipated future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.  Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination, as an addition to compensation expense or goodwill in the period earned. For the six months ended June 30, 2010, we paid earnouts totaling $2.9 million and anticipate that the most probable earnout amounts to be paid for the remainder of 2010 will be $0.7 million, which was recorded as an addition to goodwill and accrued expenses.  We cannot reasonably estimate maximum earnout payments as a significant number of agreements do not contain maximum payout clauses. Earnouts related to each website business are contingent upon achievement of agreed upon performance milestones such as future web site traffic, page views, revenue growth and operating income.  A significant portion of earnout payments is triggered upon achieving significant revenue and operating income milestones and is specifically designed such that the additional cash flow outweighs the liquidity impact of the earnout payments.   As a result, we do not believe that future earnout payments will have a significant impact on our liquidity and cash position.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

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

In January 2010, the FASB issued ASU 2010-1 which amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, the amended requirements include disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards will not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2010, we had cash and cash equivalents of $37.3 million, which consisted primarily of cash and U.S. government debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $21.4 million, which consisted primarily of highly liquid government securities with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                We believe the claims against us are without merit and intend to vigorously defend the lawsuits, but we cannot predict the outcome of these matters, and an adverse outcome could have a material impact on our financial condition, results of operations or cash flows.  Even if we are successful in defending the lawsuits or pursuing our counterclaims, we may incur substantial costs and diversion of management time and resources to defend the litigation and pursue our counterclaims. We are not able to estimate a probable loss or recovery, if any.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item IA, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 3, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.  Default Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6 . Exhibits.

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

INTERNET BRANDS, INC.

Date: August 5, 2010	By:	/S/ ROBERT N. BRISCO
Robert N. Brisco
President, Chief Executive Officer, and Director Principal Executive Officer

Date: August 5, 2010	By:	/S/ SCOTT A. FRIEDMAN
Scott A. Friedman
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.
**  Furnished herewith.