Form 10-Q
period 2010-09-30
INTERNET BRANDS, INC.
filed 2010-11-02
CIK 1080131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes           No   

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
Yes   ☐    No   ☒

The number of shares outstanding of the Registrant’s Class A common stock and Class B common stock as of  October 31, 2010 was 43,371,442 and 3,025,000 respectively.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERNET BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$43,591	$38,408
Investments, available for sale	16,615	21,736
Accounts receivable, less allowances for doubtful accounts of $514
and $618 at September 30, 2010 and December 31, 2009, respectively	15,511	15,416
Deferred income taxes	11,732	16,184
Prepaid expenses and other current assets	1,655	1,212
Total current assets	89,104	92,956

Property and equipment, net	18,483	15,125
Goodwill	247,438	223,925
Intangible assets, net	16,069	20,080
Deferred income taxes	37,350	39,255
Other assets	594	602

Total assets	$409,038	$391,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$15,028	$13,957
Deferred revenue	5,295	6,414
Total current liabilities	20,323	20,371

Other liabilities	144	258

Stockholders’ equity

Common stock, Class A, $.001 par value; 125,000,000 shares
authorized and 43,293,067 and 42,095,325 issued and outstanding
at September 30, 2010 and December 31, 2009	43	42

Common stock, Class B, $.001 par value; 6,050,000 authorized and 3,025,000 shares issued and outstanding at September 30, 2010
and December 31, 2009	3	3

Additional paid-in capital	620,848	612,528
Accumulated deficit	(231,107)	(241,806)
Accumulated other comprehensive (loss) income	(1,216)	547
Total stockholders’ equity	388,571	371,314

Total liabilities and stockholders’ equity	$409,038	$391,943

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Consumer Internet	$20,453	$16,648	$56,910	$48,624
Licensing	8,615	8,674	26,608	23,454
Total revenues	29,068	25,322	83,518	72,078

Costs and operating expenses
Cost of revenues	5,128	4,470	15,233	13,659
Sales and marketing	5,634	4,675	16,049	14,012
Technology	2,812	2,660	7,688	7,066
General and administrative	4,708	3,697	14,103	11,464
Depreciation and amortization	4,377	4,194	13,157	12,020
Transaction costs	2,207	-	2,207	-
Total costs and operating expenses	24,866	19,696	68,437	58,221

Income from operations	4,202	5,626	15,081	13,857
Investment and other (expense) income	1,311	(8)	3,299	(85)
Income before income taxes	5,513	5,618	18,380	13,772
Provision for income taxes	2,455	2,323	7,681	5,669
Net income	$3,058	$3,295	$10,699	$8,103

Basic net income per share - Class A	$0.07	$0.08	$0.24	$0.19
Diluted net income per share - Class A	$0.06	$0.07	$0.22	$0.18

Basic net income per share - Class B	$0.07	$0.08	$0.24	$0.19
Diluted net income per share - Class B	$0.06	$0.07	$0.22	$0.18

Class A weighted average number of shares - Basic	41,742,237	40,598,449	41,472,500	40,409,920
Class A weighted average number of shares - Diluted	48,346,678	46,498,811	47,881,373	45,846,679

Class B weighted average number of shares - Basic	3,025,000	3,025,000	3,025,000	3,025,000

Stock-based compensation expense by function
Sales and marketing	$210	$108	$572	$301
Technology	135	50	343	144
General and administrative	1,149	716	3,118	1,973

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$ 10,699	$ 8,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,157	12,020
Provision for bad debt reserve	235	40
Stock-based compensation	4,033	2,418
Deferred income taxes	6,566	4,931
Realized gain on sale of investments	(624)	(30)
(Gain)/loss on disposal of fixed assets	(23)	26
Amortization of premium/(discount) on investments	152	(117)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(748)	3,270
Prepaid expenses and other current assets	(385)	358
Other assets	139	289
Liabilities associated with stock guarantees	(531)	-
Accounts payable and accrued expenses	1,505	(2,533)
Deferred revenue	(1,343)	(1,685)
Net cash provided by operating activities	32,832	27,090

Cash flows from investing activities
Purchases of property and equipment	(1,632)	(1,549)
Capitalized internal use software costs	(8,103)	(5,473)
Sales of property and equipment	75	-
Purchases of investments	(20,033)	(32,872)
Proceeds from sales and maturities of investments	25,563	28,050
Acquisitions, net of cash acquired and earnouts	(22,345)	(15,265)
Net cash used in investing activities	(26,475)	(27,109)

Cash flows from financing activities
Net proceeds from issuance of common stock and exercise of stock options	525	222
Payment of capital lease obligations	(103)	(13)
Net cash provided by financing activities	422	209
Effect of exchange rate changes on cash and cash equivalents	(1,596)	678
Net increase in cash and cash equivalents	5,183	868

Cash and cash equivalents
Beginning of period	38,408	43,648
End of period	43,591	44,516

Supplemental schedule of non-cash consolidated cash flow information:
Tax payments	$ 707	$ 2,775

See accompanying notes to unaudited consolidated financial statements.

INTERNET BRANDS, INC.

NOTES TO UNAUDITED CONSOLI DATED FINANCIAL STATEMENTS

NOTE 1. PLANNED MERGER WITH AN AFFILIATE OF HELLMAN & FRIEDMAN

On September 17, 2010, Internet Brands, Inc. ("the Company") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Micro Holding Corp., a Delaware corporation (“Parent”), and Micro Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Micro Holding Corp. (“Merger Sub”).  Parent and Merger Sub were formed by Hellman & Friedman Capital Partners VI, L.P.  (“Hellman & Friedman”).   Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, which we refer to as the “merger,” with the Company continuing as the surviving corporation. Idealab, which beneficially owns approximately 19% of Internet Brands’ outstanding common stock and approximately 64% of the voting power of the Company, has entered into a voting agreement with an affiliate of Hellman & Friedman relating to the Merger Agreement.

If the merger is completed, each outstanding share of the Company’s common stock (other than treasury shares, shares held by any of our wholly owned subsidiaries, shares held by Parent or any of its subsidiaries, and shares held by any of our stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) will be converted into the right to receive $13.35 in cash.  At the effective time of the merger, each outstanding option, whether or not then vested or exercisable, will be cancelled and terminated and converted into the right to receive a cash payment equal to the excess of $13.35 over the exercise price per share for each share subject to such option.  At the effective time of the merger, each outstanding share of restricted stock awarded under the Company’s equity incentive plans will vest in full and be converted into the right to receive $13.35 in cash per share.  To the extent any share of restricted stock would not, by the express terms of the relevant grant, have automatically vested at the effective time of the merger, the Company may set aside the consideration attributable to such share of restricted stock, and the Company will release such consideration to the former holder of restricted stock upon the satisfaction, if ever, of the original vesting criteria following the effective time of the merger.  Completion of the merger is subject to:

•	Stockholder approval, including approval by holders of a majority of the outstanding common stock not owned by Idealab and certain other excluded parties, and
•	Other customary closing conditions.

        For further information related to the merger, see the Company’s Preliminary Proxy Statement on Schedule 14A as filed with the SEC on September 30, 2010.  The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the Merger Agreement, which is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 22, 2010.

NOTE 2. ORGANIZATION AND BASIS OF PRESENTATION

The Company —The Company is an Internet media company that owns, operates and grows branded websites in categories marked by high consumer involvement and strong advertising spending. The Company’s websites provide knowledge that is accessible and valuable to their audiences and the advertisers that want to market to them.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company evaluates its marketable securities periodically for possible other-than-temporary impairment and reviews factors such as length of time to maturity, the extent to which fair value has been below cost basis and the Company’s intent and ability to hold the marketable security for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for all securities is determined based on quoted market prices as of the valuation date as available.

Effective January 1, 2008, the Company adopted ASC 820-10 (previously Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements). ASC 820-10 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs -- of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

 The adoption of this statement with respect to the Company’s financial assets and liabilities did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.  In accordance with ASC 820-10, the following table represents the fair value hierarchy for the Company’s financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

Description	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$43,591	-	-	$43,591
Short term available-for-sale investments	15,098	1,517	-	$16,615

Total	$58,689	$1,517	$-	$60,206

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

During the third quarter of 2010, the Company received $0.8 million from the foreclosure sale of a Level 3 investment. The Company recognized a gain of $0.6 million as a result of this sale.  The Company does not currently hold any Level 3 investments.

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

 The Company has adopted the provisions of ASC 350-50 (previously Emerging Issue Task Force (EITF) No. 00-2, Accounting for Web Site Development Costs) in accounting for internal use website software development costs. ASC 350-50 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized pursuant to ASC 350-40.

Proprietary Software Development Costs — In accordance with ASC 985-20 (previously SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended)), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting the product specifications.

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

The Company has adopted ASC 805 (previously SFAS 141R, Business Combinations), as of January 1, 2009 which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; how it recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and how it determines what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 requires the Company to record the present value of the most probable earnouts for all future years at the time of acquisition as an addition to goodwill. Subsequent changes to the earnout estimates will be recorded as expense or income in the statement of operations in the period of change. Additionally, the Company is required to review its estimates on at least a quarterly basis. For the nine months ended September 30, 2010, the Company entered into one agreement with an earnout clause and estimated the probable future earnout as an addition to goodwill in accordance with ASC 805.

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

The Company utilizes a two-step approach for testing goodwill for impairment. The first step is to determine the fair value of the Company’s reporting units using both the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly-traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to Enterprise Value/EBITDA and MVIC to Price/Earnings ratio) and then these MVIC multiples are applied to the Company’s operating results to arrive at an estimate of value.  If the fair values exceed the carrying values, goodwill is not impaired. The second step, if necessary, measures the amount of any impairment by applying fair value-based tests to individual assets and liabilities. If the reporting unit's carrying value exceeds its fair value, the Company compares the fair value of the goodwill with the carrying value of the goodwill.  If the carrying value of goodwill for the Company exceeds the fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess. The Company performs this analysis during December of each fiscal year. No impairment loss was recorded for the nine months ended September 30, 2010 and for the years ended December 31, 2009, 2008 and 2007.

Intangible Assets — Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company's acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between two and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the nine months ended September 30, 2010 and the years ended December 31, 2009, 2008 and 2007.

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

The Company has a net operating loss carry-forward as of September 30, 2010, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine months ended September 30, 2010.

                Operating Leases —The Company leases office space and data centers under operating lease agreements with original lease periods up to 4 years. Certain of the lease agreements contain rent escalation provisions which are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for the purposes of recognizing lease expense on a straight-line basis over the term of the lease.  The Company leases certain information technology equipment under a capital lease arrangement in accordance with ASC 840 (previously SFAS No. 13, Leases). The present value of the lease obligation is recorded in the liability section of the consolidated balance sheets.

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

                The Company accounts for uncertainty in income taxes under ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of ASC 740).  ASC 740-10 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of ASC 740-10 are reported as an adjustment to the opening balance of retained earnings in the period of adoption.

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

	Three months ended September 30,
	2010		2009
Numerator—basic and diluted:
Net income allocated, basic	$2,851	$207	$3,060	$235

Conversion of Class B to Class A shares	207	-	235	-
Reallocation of undistributed earnings to Class B shares	-	(15)	-	(20)
Net income attributable to common stockholders, diluted	$3,058	$192	$3,295	$215

Denominator:
Weighted-average common shares	43,248,409	3,025,000	41,897,181	3,025,000
Weighted-average unvested restricted stock subject to repurchase	(1,506,172)	-	(1,298,732)	-

Denominator for basic calculation	41,742,237	3,025,000	40,598,449	3,025,000
Weighted-average effect of dilutive securities:
Conversion of Class B to Class A shares	3,025,000	-	3,025,000	-
Employee stock options	2,073,269	-	1,576,630	-
Unvested restricted stock subject to repurchase	1,506,172	-	1,298,732	-
Denominator for diluted calculation	48,346,678	3,025,000	46,498,811	3,025,000

Net income per share—basic	$0.07	$0.07	$0.08	$0.08
Net income per share—diluted	$0.06	$0.06	$0.07	$0.07

	Nine months ended September 30,
	2010		2009
Numerator—basic and diluted:
Net income allocated, basic	$9,972	$727	$7,539	$564

Conversion of Class B to Class A shares	727	-	564	-
Reallocation of undistributed earnings to Class B shares	-	(51)	-	(30)
Net income attributable to common stockholders, diluted	$10,699	$676	$8,103	$534

Denominator:
Weighted-average common shares	42,939,475	3,025,000	41,605,962	3,025,000
Weighted-average unvested restricted stock subject to repurchase	(1,466,975)	-	(1,196,042)	-

Denominator for basic calculation	41,472,500	3,025,000	40,409,920	3,025,000
Weighted-average effect of dilutive securities:
Conversion of Class B to Class A shares	3,025,000	-	3,025,000	-
Employee stock options	1,916,898	-	1,215,717	-
Unvested restricted stock subject to repurchase	1,466,975	-	1,196,042	-
Denominator for diluted calculation	47,881,373	3,025,000	45,846,679	3,025,000

Net income per share—basic	$0.24	$0.24	$0.19	$0.19
Net income per share—diluted	$0.22	$0.22	$0.18	$0.18

Comprehensive Income — Comprehensive income includes all changes in equity during a period from non-owner sources. Other comprehensive income refers to gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income. For the three and nine months ended September 30, 2010 and 2009, the Company’s comprehensive income consisted of its net income, unrealized gains and losses on investments classified as available for sale and cumulative translation adjustments (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$3,058	$3,295	$10,699	$8,103
Unrealized currency translation gain (loss)	145	409	(163)	631
Realized currency translation gain	-	-	(1,564)	-
Investments, fair value adjustment	(69)	(14)	(36)	(148)

Comprehensive income	$3,134	$3,690	$8,936	$8,586

Foreign Currency —The financial position and results of operations of the Company’s Canadian subsidiaries are measured using the Canadian Dollar as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as foreign currency translation adjustment, a component of other comprehensive income (loss).

Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations in accordance with ASC 830 (previously SFAS No. 52, Foreign Currency Translation).

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, and early adoption will be permitted. These amended standards will not have a material impact on the Company’s consolidated financial statements.

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

NOTE 5. INVESTMENTS

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

Available-for-sale investments at their estimated fair value and contractual maturities as of September 30, 2010 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$15,336	$5	$(2)	$15,339
Corporate debt securities	1,272	4	-	1,276
Total investments in available-for-sale securities	$16,608	$9	$(2)	$16,615

Contractual maturity dates for investment in bonds and notes:
Less than one year				$16,374
One to five years				241
				$16,615

Available-for-sale investments at their estimated fair value and contractual maturities as of December 31, 2009 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government and agency securities	$21,104	$64	$(10)	$21,158
Corporate debt securities	558	20	-	578
Total investments in available-for-sale securities	$21,662	$84	$(10)	$21,736

Contractual maturity dates for investment in bonds and notes:
Less than one year				$19,504
One to five years				2,232
				$21,736

NOTE 6. ACQUISITIONS OF BUSINESSES AND INTANGIBLES

During the nine months ended September 30, 2010 the Company completed fourteen website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $23.3 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. The preliminary amounts of goodwill recognized in those transactions amounted to $19.5 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, content and domain names and trade names, amounted to $3.8 million.

During the nine months ended September 30, 2009 the Company completed eleven website-related acquisitions in the Consumer Internet segment for a total aggregate purchase price of $11.8 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base. Goodwill recognized in those transactions amounted to $8.7 million. Intangible assets, consisting of acquired technology, customer relationships, and domain names and trademarks, amounted to $3.1 million.

The acquisitions consummated during the nine months ended September 30, 2010 are not material individually; however, in aggregate they represent a material portion of our revenue in the nine months ended September 30, 2009. The unaudited pro forma results presented below include the effect of these acquisitions as if they were consummated as of January 1, 2009. The pro forma results do not include the effect of anticipated synergies which typically drive the growth in revenue and earnings that arise once these acquisitions have been moved onto the Company’s operating platform.

The unaudited pro forma financial information below is not necessarily indicative of either future results of operations nor of results that might have been achieved had the acquisitions been consummated as of January 1, 2009 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$29,180	$27,257	$84,324	$77,884
Income from operations	4,230	5,626	15,283	14,310
Net income	3,075	3,295	10,820	8,375
Basic net income per share	$0.07	$0.08	$0.24	$0.19
Diluted net income per share	$0.06	$0.07	$0.22	$0.18

NOTE 7. STOCK OPTIONS AND WARRANTS

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

The following table summarizes stock option activity under the 1998 Stock Plan, 2000 Stock Plan and 2007 Equity Plan:

	Number of Shares	Approximate Weighted- Average Exercise Price

Options outstanding at December 31, 2009	2,305,242	$3.95
Granted	16,000	9.97
Exercised	(144,929)	3.40
Forfeited/expired	(100,868)	7.96
Options outstanding at September 30, 2010	2,075,445	$3.84

The following table summarizes restricted stock activity under the 2007 Equity Plan:

	Number Of Restricted Shares	Approximate Price at Grant Date

Restricted Shares granted at December 31, 2009	1,254,764	$6.31
Granted	628,532	8.68
Vested	(334,415)	5.66
Forfeited/expired	(55,411)	6.85
Restricted Shares outstanding at September 30, 2010	1,493,470	$7.43

At September 30, 2010, the Company had 75,000 outstanding options to purchase Class A common stock of the Company that had been granted outside the Company’s 1998 Stock Plan, 2000 Stock Plan, and 2007 Equity Plan at a weighted average exercise price of $1.50 per share. All options were vested and exercisable at September 30, 2010 with 4.4 years of remaining contractual life.

NOTE 8. SEGMENT INFORMATION

The Company manages its business within two identifiable segments. The following tables present the summarized information by segment (in thousands):

	Consumer Internet	Licensing	Total
For the nine-month period ended September 30, 2010
Revenues	$56,910	$26,608	$83,518
Investment and other income	1,607	1,692	3,299
Depreciation and amortization	11,061	2,096	13,157
Segment pre-tax income	10,998	7,382	18,380
Segment assets	$373,958	$35,080	$409,038

	Consumer Internet	Licensing	Total
For the nine-month period ended September 30, 2009
Revenues	$48,624	$23,454	$72,078
Investment and other income (loss)	938	(1,023)	(85)
Depreciation and amortization	9,898	2,122	12,020
Segment pre-tax income	7,532	6,240	13,772
Segment assets	$312,682	$77,131	$389,813

NOTE 9. COMMITMENTS AND CONTINGENCIES

On October 7, 2008, the Company entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which the Company has access to a $35 million revolving line of credit that will mature on October 7, 2012.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. In addition, the obligations under the Loan and Security Agreement are secured by a lien on substantially all of the assets of the Company. There is currently no debt outstanding under the facility.

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

Earnout Agreements — The Company has entered into earnout agreements as part of the consideration for certain acquisitions. The Company accounts for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.   Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination as an addition to compensation expense or goodwill in the period earned. For the nine months ended September 30, 2010, the Company paid earnouts totaling $3.0 million.  As of September 30, 2010 the Company recorded liabilities for future earnout payments of $1.2 million. The Company cannot reasonably estimate maximum earnout payments, as a significant number of the Company’s acquisition agreements do not contain maximum payout clauses.

Capital Lease Obligations — The Company has entered into leases for certain information technology equipment and software and has accounted for them as capital leases in accordance with ASC 840 (previously SFAS No. 13, Leases). As of September 30, 2010, the Company had $0.3 million of net property, plant and equipment assets with short-term liabilities of $0.2 million and long-term liabilities of $0.1 million recorded on its consolidated balance sheet associated with these capital leases. The Company’s future minimum lease payments, including interest and service fees, over the next five years are as follows (in thousands):

2010	$40
2011	159
2012	106
2013	-
305
Less: interest expense	(10)

Present value of
minimum lease payments	$295

Severance Payment Agreements —The Company has entered into severance payment agreements with certain members of management which provide for minimum salaries, perquisites and payments due upon certain defined future events.

Legal Contingencies — The Company, its directors, and control stockholder have been named as defendants in two purported class actions filed on behalf of the public stockholders of the Company challenging the proposed transaction pursuant to which an affiliate of Hellman & Friedman will acquire all of the outstanding shares of the Company’s common stock for $13.35 per share in cash pursuant to the terms and conditions of a Merger Agreement among the parties dated September 17, 2010. On October 7, 2010, Tandem Trading filed suit against the Company, Hellman & Friedman Capital Partners VI, L.P., Idealab, Howard Lee Morgan, Robert N. Brisco, Kenneth B. Gilman, Marcia Goodstein, William Gross, Martin R. Melone, James R. Ukropina, W. Allen Beasley (together, the “Class Action Defendants”), Micro Holding Corp., and Micro Acquisition Corp., in Superior Court of Los Angeles County, California. On October 13, 2010, John Norton filed suit against the Class Action Defendants in the Court of Chancery in Delaware.  The complaints in these actions contain substantially similar allegations. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's stockholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize stockholder value in connection with the sale of the Company. Plaintiffs seek, among other things, compensatory and other unspecified damages. Plaintiff in the Norton action also includes a request that the proposed transaction be enjoined.  The defendants in each of these actions are actively contesting these claims. Any conclusion of these lawsuits in a manner adverse to the Company could have a material adverse effect on the Company’s business, results of operation, financial condition and cash flows or on its ability to proceed with the proposed transaction. In addition, the cost to the Company of defending these lawsuits, even if resolved in the Company’s favor, could be substantial. Such lawsuits could also substantially divert the attention of the Company’s management and the Company’s resources in general.

On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against the Company and its subsidiaries,  Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services the Company and its Autodata subsidiaries offer violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against the Company, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’ revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions.  Discovery is pending. On September 8, 2010, Autodata Solutions filed suit against Versata Software and Versata Development in the Circuit Court of Oakland County, Michigan, asserting claims for unfair competition and misappropriation of Autodata Solution’s trade secrets, among other claims.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investors are cautioned that certain statements contained in this Report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements give management’s expectations about the future and are not guarantees of performance.  Words like “believe,” “expect,” “anticipate,” “promise,” “plan” and other expressions or words of similar meaning, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements.  Generally, forward-looking statements include projections of our revenues, income, earnings per share, capital structure, or other financial items; descriptions of our plans or objectives for future operations, products or services; forecasts of our future economic performance, interest rates, profit margins and our share of future markets; statements regarding the consummation of the merger with  Micro Holding Corp., a Delaware corporation (“Parent”), and Micro Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Micro Holding Corp. (“Merger Sub”) ; and descriptions of assumptions underlying or relating to any of the foregoing.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations and economic and market factors, among other things.  Such factors, many of which are beyond our control, could cause actual results and timing of selected events to differ materially from management’s expectations.

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

Consumer Internet Segment.  In our Consumer Internet segment, we have continued to expand and diversify our vertical website categories to serve a wide range of audiences and advertisers. Our network of websites is grouped into seven vertical categories: automotive, careers, health, home, money, legal and business, shopping, and travel and leisure. We own and operate over 250 websites of which more than 100 received in excess of 100,000 monthly unique visitors as of September 30, 2010, which we refer to as our “principal websites.” Our number of principal websites has grown from 45 in December 2007, to over 80 in December 2008, to more than 100 in September 2010. More than 98% of our websites’ traffic is from non-paid sources. Our international audiences accounted for approximately 29% of total monthly average unique visitors in September 2010.

Throughout this Report, we use Google analytics measurement services to report Internet audience metrics.  The measurement term “monthly unique visitors” refers to the total number of unique users (a user is defined as a unique IP address) who visit one of our websites in a given month. We measure the total number of unique visitors to our websites by adding the number of unique visitors to each of our websites in a given month.  The term “monthly visitors” is defined as the total number of user-initiated sessions with our websites within a month. “Page views” refers to the number of website pages that are requested by and displayed to our users. Traffic calculations for the first nine months of 2010 include websites acquired in the first nine months of 2010 on a pro forma basis.  In the third quarter of 2010, our websites averaged a total of 69 million unique visitors per month, an increase of approximately 38% from 50 million monthly average unique visitors in the third quarter of 2009, and an average of 706 million page views in the third quarter of 2010, an increase of approximately 4% from 679 million page views in the third quarter of 2009.   The ratio of page views to unique visitors declined year-over-year primarily as a result of new website features that combined elements from multiple pages to single pages.

Licensing Segment.  In our Licensing segment, we license certain of our Internet technology products and services to major companies and individual website owners around the world.  Our Autodata Solutions division supplies licensed technology and content services to the automotive industry, serving most of the U.S., Japanese and European automotive manufacturers.  We also own and operate vBulletin software products that are tailored to the growing market of specialized online communities and include robust discussion forums and a fully-integrated content management system.   During 2009, we transitioned our vBulletin operations from the U.K. to the U.S. During the second quarter of 2010, we substantially shut down our U.K. facilities.  In accordance with ASC 830 (previously SFAS No. 52, Foreign Currency Translation), upon the substantial wind-up of foreign legal entities, we are required to reverse any unrealized foreign exchange translation gains or losses and record such amounts as realized gains or losses to the consolidated statement of operations.  As a result, during the second quarter of 2010, we recorded a $1.7 million one-time, non-cash gain.

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

During the period from January 1, 2010 through September 30, 2010, we completed fourteen website-related acquisitions in our Consumer Internet segment for an aggregate purchase price of $23.3 million, including $19.5 million for goodwill and $3.8 million for intangible assets. We expect to continue to grow our business by acquiring additional websites and improving our existing websites through the application of our operating platform. We have historically been able to deploy capital for acquisitions efficiently, and then integrate acquired websites onto our platform quickly and effectively.  Although we believe we will continue to identify, negotiate and purchase websites that meet our operating platform criteria, we cannot predict whether we can continue to purchase websites at the same rate and on similarly favorable terms.

Planned Merger with an Affiliate of Hellman & Friedman

On September 17, 2010, we entered into the Merger Agreement with Parent and Merger Sub.  Parent and Merger Sub were formed by Hellman & Friedman.  Under the terms of the Merger Agreement, Merger Sub will be merged with and into The Company, which we refer to as the “merger,” with The Company continuing as the surviving corporation.  Idealab, which beneficially owns approximately 19% of our outstanding common stock and approximately 64% of our voting power, has entered into a voting agreement with an affiliate of Hellman & Friedman relating to the Merger Agreement.

If the merger is completed, each outstanding share of the our common stock (other than treasury shares, shares held by any of our wholly owned subsidiaries, shares held by Parent or any of its subsidiaries, and shares held by any of our stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) will be converted into the right to receive $13.35 in cash.  At the effective time of the merger, each outstanding option, whether or not then vested or exercisable, will be cancelled and terminated and converted into the right to receive a cash payment equal to the excess of $13.35 over the exercise price per share for each share subject to such option.  At the effective time of the merger, each outstanding share of restricted stock awarded under our equity incentive plans will vest in full and be converted into the right to receive $13.35 in cash per share.  To the extent any share of restricted stock would not, by the express terms of the relevant grant, have automatically vested at the effective time of the merger, we may set aside the consideration attributable to such share of restricted stock, and we will release such consideration to the former holder of restricted stock upon the satisfaction, if ever, of the original vesting criteria following the effective time of the merger.  Completion of the merger is subject to:

•	Stockholder approval, including approval by holders of a majority of the outstanding common stock not owned by Idealab and certain other excluded parties, and
•	Other customary closing conditions.

For further information related to the merger, see our Preliminary Proxy Statement on Schedule 14A as filed with the SEC on September 30, 2010.  The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the Merger Agreement, which is incorporated by reference to Exhibit 2.1 to  our Current Report on Form 8-K as filed with the SEC on September 22, 2010.

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

Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between two and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.

We have acquired many companies in each of the last few years and our current business strategy includes continuing to make additional acquisitions in the future. These acquisitions will continue to give rise to goodwill and other intangible assets which will need to be assessed for impairment from time to time.

Provision for Income Taxes and Deferred Income Taxes

Deferred income tax assets and liabilities are periodically computed for temporary differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Significant judgment is necessary in determining valuation allowances necessary for our deferred tax assets. Accounting standards require us to establish a valuation allowance for that portion of our deferred tax assets for which it is more likely than not that we will not receive a future benefit. In making this judgment, all available evidence is considered, some of which, particularly estimates of future profitability and income tax rates, are subjective in nature. Estimates of deferred income taxes are based on management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.  Our effective income tax rate for the nine months ended September 30, 2010 was 41.8%.

Seasonality

The automotive industry in which we provide consumer Internet products and services has historically experienced seasonality with relatively stronger sales in the second and third quarters and weaker sales in the fourth quarter. In 2008, we entered the online shopping category which has historically experienced relatively stronger sales in the fourth quarter.

Results of Operations

The following table sets forth our consolidated statements of operation data as a percentage of total revenues for each of the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses

Cost of revenues	17.6	17.7	18.2	19.0
Sales and marketing	19.4	18.5	19.2	19.4
Technology	9.7	10.5	9.2	9.8
General and administrative	16.2	14.6	16.9	15.9
Depreciation and amortization of intangibles	15.1	16.6	15.8	16.7
Transaction costs	7.6	-	2.6	-
Total operating expenses	85.6	77.9	81.9	80.8
Operating income	14.4	22.1	18.1	19.2
Investment and other (expense) income	4.5	-	4.0	(0.1)
Income from operations before income taxes	18.9	22.1	22.1	19.1
Provision for income taxes	8.4	9.2	9.2	7.9
Net income	10.5%	12.9%	12.9%	11.2%

Revenues

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Revenues:
Consumer Internet	$20,453	$16,648	$3,805	22.9%	$56,910	$48,624	$8,286	17.0%
Licensing	8,615	8,674	(59)	(0.7)%	26,608	23,454	3,154	13.4%
Total revenues	$29,068	$25,322	$3,746	14.8%	$83,518	$72,078	$11,440	15.9%

                Our revenues for the three month period ended September 30, 2010, increased $3.7 million, or 15%, over our revenues in the three month period ended September 30, 2009.

                Consumer Internet revenues increased by $3.8 million, or 23%, during the three-month period ended September 30, 2010 compared to the prior year period. Consumer Internet advertising revenues from our non-auto e-commerce websites increased $4.3 million on a year-over-year basis, driven primarily by growth from our shopping, careers, auto enthusiast and legal websites. This increase was partially offset by a $0.5 million decrease in automotive e-commerce revenues, which was due to continued weakness in demand from automotive dealerships.  Excluding automotive e-commerce, revenues from websites grew organically by 14% in the third quarter of 2010 as compared to the third quarter of 2009, and 12% for websites owned more than one year.

Licensing revenues were flat during the three-month period ended September 30, 2010 compared to the prior year period.

Our revenues for the nine-month period ended September 30, 2010, increased by $11.4 million, or 16%, over our revenues in the nine-month period ended September 30, 2009.

Consumer Internet revenues increased $8.3 million, or 17%, during the nine-month period ended September 30, 2010 compared to the prior year period.  Consumer Internet advertising revenues from our non-auto e-commerce websites increased $12.0 million on a year-over-year basis, driven primarily by growth from our auto enthusiast, home, and careers websites. This increase was offset by a $3.7 million decrease in automotive e-commerce revenues, which was due to continued weakness in demand from automotive dealerships.

Licensing revenues increased by $3.2 million, or 13%, during the nine-month period ended September 30, 2010 compared to the prior year period.   The higher revenues were due primarily to a $3.0 million increase at the Company’s Autodata division, a result of new client accounts and the sale of additional services to existing clients.

Cost of revenues

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$ %		2010	2009	$ %
Cost of revenues	$5,128	$4,470	$658	14.7%	$15,233	$13,659	$1,574	11.5%
Percentage of revenues	17.6%	17.7%			18.2%	19.0%

Our cost of revenues increased $0.7 million, or 15%, in the three-month period ended September 30, 2010 over the prior year period. The higher cost of revenues was due to a $0.5 million increase in Autodata division costs, consistent with the increase in revenues from new client accounts and the sale of additional services.

Our cost of revenues increased $1.6 million, or 12%, in the nine-month period ended September 30, 2010 over the prior year period.  The higher cost of revenues was primarily driven by a $2.2 million increase in Autodata division costs, consistent with the increase in revenues from new client accounts and the sale of additional services.  Offsetting this increase was a $0.3 million decrease in fulfillment costs associated with specific advertiser orders, consistent with the decline in revenues from our automotive e-commerce business.

Operating expenses

Sales and Marketing

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$ %		2010	2009	$ %
Sales and marketing	$5,634	$4,675	$959	20.5%	$16,049	$14,012	$2,037	14.5%
Percentage of revenues	19.4%	18.5%			19.2%	19.4%

Sales and marketing expenses increased $1.0 million, or 21%, and $2.0 million, or 15%, in the three- and nine-month periods, respectively, ended September 30, 2010 over the prior year periods. The increase for both periods relates to additional headcount and support costs, including stock based compensation, and increased content costs to further develop our growing number of websites.

        Technology

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$ %		2010	2009	$ %
Technology	$2,812	$2,660	$152	5.7%	$7,688	$7,066	$622	8.8%
Percentage of revenues	9.7%	10.5%			9.2%	9.8%

Technology expenses increased $0.2 million, or 6%, and $0.6 million, or 9%, in the three- and nine- month periods, respectively, ended September 30, 2010 over the prior year periods. The increases for both periods relate to additional headcount and support costs, including stock based compensation, to further develop our growing number of websites.

General and administrative

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$ %		2010	2009	$ %
General and administrative	$4,708	$3,697	$1,011	27.3%	$14,103	$11,464	$2,639	23.0%
Percentage of revenues	16.2%	14.6%			16.9%	15.9%

General and administrative expenses increased $1.0 million, or 27%, and $2.6 million, or 23%, in the three- and nine-month periods, respectively, ended September 30, 2010 over the prior year periods. The higher costs for the three-month period are primarily due to increases in stock based compensation of $0.4 million, professional fees of $0.2 million, facilities cost of $0.1 million and bad debt expense of $0.1 million. The higher costs for the nine-month period are primarily due to increases in stock based compensation of $1.2 million, professional fees of $0.3 million, facilities cost of $0.2 million, bank fees of $0.2 million and bad debt expense of $0.2 million.

Depreciation and amortization

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$ %		2010	2009	$ %
Depreciation and amortization
of intangibles	$4,377	$4,194	$183	4.4%	$13,157	$12,020	$1,137	9.5%
Percentage of revenues	15.1%	16.6%			15.8%	16.7%

Depreciation and amortization expenses increased $0.2 million, or 4%, and $1.1 million, or 10%, in the three- and nine- month periods, respectively, ended September 30, 2010 over the prior year periods.  The increases for both periods are is due to continued acquisitions of website intangibles and higher capitalized internal use software costs as we continue to develop our existing websites.

        Transaction costs
	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$ %		2010	2009	$ %
Transaction costs	$2,207	$-	$2,207	0.0%	$2,207	$-	$2,207	0.0%
Percentage of revenues	7.6%	0.0%			2.6%	0.0%

    The increase in transaction costs was primarily due to legal, accounting and financial advisory fees of $2.2 million related to the potential merger with Hellman & Friedman.

        Investment and other income (expense)

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$ %		2010	2009	$ %
Investment and other (expense)	$1,311	$(8)	$1,319	16487.5%	$3,299	$(85)	$3,384	3981.2%
income
Percentage of revenues	4.5%	0.0%			4.0%	(0.1)%

Investment and other income increased $1.3 million for the three-month period ending September 30, 2010.  The increase was primarily due to a $0.6 million gain on sale of a level 3 investment, $0.2 million from foreign exchange gains and $0.2 million from gains on other investments. Investment and other income increased $3.4 million for the nine-month period ending September 30, 2010.  The increase was primarily due to a one-time, non-cash gain recognized in the second quarter of 2010 associated with foreign exchange translation gains in our vBulletin business in the U.K.

Provision for income taxes

	Three Months Ended		Increase (decrease)		Nine Months Ended		Increase (decrease)
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$ %		2010	2009	$ %
Provision (benefit) from income taxes	$2,455	$2,323	$132	5.7%	$7,681	$5,669	$2,012	35.5%
Percentage of revenues	8.4%	9.2%			9.2%	7.9%

Our provision for income taxes increased $0.1 million, or 6%, and $2.0 million, or 36%, in the three- and nine- month periods ended September 30, 2010, respectively, over the prior year periods, which was a result of higher pre-tax income.  The effective tax rates for the three- and nine-month periods ended September 30, 2010 and 2009 were 44.5%, 41.8%, 41.3% and 41.2%, respectively.

Adjusted EBITDA

We employ Adjusted EBITDA, defined as earnings before investment and other income, income tax provision, depreciation and amortization, transaction costs related to the potential merger with Hellman & Friedman, and stock-based compensation, for several purposes, including as a measure of our operating performance. We use Adjusted EBITDA because it removes the impact of items not directly resulting from our core operations, thus allowing us to better assess whether the elements of our growth strategy (increasing audience sizes, increasing monetization of such audiences, selling additional licenses and related products, and adding and developing new websites) are yielding positive results.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable measure under accounting principles generally accepted in the United States, for each of the fiscal periods indicated, is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)

Net income	$ 3,058	$ 3,295	$ 10,699	$ 8,103
Provision for income taxes	2,455	2,323	7,681	5,669
Depreciation and amortization	4,377	4,194	13,157	12,020
Stock-based compensation	1,494	874	4,033	2,418
Investment and other income (expense)	(1,311)	8	(3,299)	85
Transaction costs	2,207	-	2,207	-

Adjusted EBITDA	$ 12,280	$ 10,694	$ 34,478	$ 28,295

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by our operating activities and private and public sales of our common stock. At September 30, 2010, we had $60.2 million in cash, cash equivalents and available-for-sale investments; these investments are comprised mainly of government and debt securities.

Our principal sources of liquidity are cash, cash equivalents and available-for-sale investments, as well as the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, available-for-sale investment and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.

On October 7, 2008, we entered into an agreement with Silicon Valley Bank that entitles us to borrow up to a $35 million revolving line of credit under a four year term.  The interest to be paid on the used portion of the credit facility will be based upon LIBOR or the prime rate plus a spread based on the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization. In addition, the obligations under the agreement are secured by a lien on substantially all of the assets of the Company.  At September 30, 2010, we have no outstanding debt under this revolving line of credit.

Operating Activities

We generated $32.8 million of net cash from operating activities for the nine months ended September 30, 2010, compared to $27.1 million for the same period in 2009.

Acquisitions Activities

During the nine months ended September 30, 2010, cash used in acquisition-related activities, including acquisition and earnout payments, totaled $22.3 million.  Fourteen website-related acquisitions were completed during the first nine months of 2010 for an aggregate purchase price of $23.3 million. The acquisitions were designed to extend and further diversify the Company’s audiences and advertising base across our seven vertical categories. The preliminary amounts of goodwill recognized in the first nine months of transactions amounted to $19.5 million and the preliminary amounts of intangible assets, consisting of acquired technology, customer relationships, content and domain names and trade names, amounted to $3.8 million.

During the nine months ended September 30, 2009, we completed eleven website-related acquisitions for an aggregate purchase price of $11.8 million. Of this amount, $8.7 million represented goodwill and $3.1 million represented intangible assets.

We have entered into earnout agreements as part of the consideration for certain acquisitions.  We account for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all anticipated future earnouts at the acquisition date for acquisitions occurring in fiscal years beginning after December 15, 2008.  Earnouts occurring from acquisitions prior to December 31, 2008 are accounted for under EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Combination, as an addition to compensation expense or goodwill in the period earned. For the nine months ended September 30, 2010, we paid earnouts totaling $3.0 million. As of September 30, 2010 we recorded liabilities for future earnout payments of $1.2 million.  We cannot reasonably estimate maximum earnout payments as a significant number of agreements do not contain maximum payout clauses. Earnouts related to each website business are contingent upon achievement of agreed upon performance milestones such as future web site traffic, page views, revenue growth and operating income.  A significant portion of earnout payments is triggered upon achieving significant revenue and operating income milestones and is specifically designed such that the additional cash flow outweighs the liquidity impact of the earnout payments.   As a result, we do not believe that future earnout payments will have a significant impact on our liquidity and cash position.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, and early adoption will be permitted. These amended standards will not have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Dis closures About Market Risk.

Interest Rate Risk

As of September 30, 2010, we had cash and cash equivalents of $43.6 million, which consisted primarily of cash and U.S. government debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $16.6 million, which consisted primarily of highly liquid government securities with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

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

Item 4. Controls an d Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal P roceedings.

The Company, its directors and control stockholder have been named as defendants in two purported class actions filed on behalf of the public stockholders of the Company challenging the proposed transaction pursuant to which an affiliate of Hellman & Friedman will acquire all of the outstanding shares of the Company’s common stock for $13.35 per share in cash pursuant to the terms and conditions of the Merger Agreement.

On October 7, 2010, Tandem Trading filed suit against the Company, Hellman & Friedman Capital Partners VI, L.P., Idealab, Howard Lee Morgan, Robert N. Brisco, Kenneth B. Gilman, Marcia Goodstein, William Gross, Martin R. Melone, James R. Ukropina, W. Allen Beasley (together, the “Class Action Defendants”), Micro Holding Corp., and Micro Acquisition Corp., in the Superior Court of Los Angeles County, California. On October 13, 2010, John Norton filed suit against the Class Action Defendants in the Court of Chancery in Delaware.  The complaints in these actions contain substantially similar allegations. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's stockholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize stockholder value in connection with the sale of the Company. Plaintiffs seek, among other things, compensatory and other unspecified damages. Plaintiff in the Norton action also includes a request that the proposed transaction be enjoined.  The defendants in each of these actions are actively contesting these claims. Any conclusion of these lawsuits in a manner adverse to the Company could have a material adverse effect on the Company’s business, results of operation, financial condition and cash flows or on its ability to proceed with the proposed transaction.  In addition, the cost to the Company of defending these lawsuits, even if resolved in the Company’s favor, could be substantial. Such lawsuits could also substantially divert the attention of the Company’s management and the Company’s resources in general.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

On August 8, 2008, Versata Software, Inc. (Versata Software) and Versata Development Group, Inc. (Versata Development) filed suit against us and our subsidiaries, Autodata Solutions Company (Autodata) and Autodata Solutions, Inc. (Autodata Solutions) in the United States District Court for the Eastern District of Texas, Marshall Division, claiming that certain software and related services we and our Autodata subsidiaries offer violate Versata Development’s  U.S. Patent No. 7,130,821 entitled “Method and Apparatus for Product Comparison” and its U.S. Patent No. 7,206,756 entitled “System and Method for Facilitating Commercial Transactions over a Data Network,” breach of a settlement agreement entered into in 2001 related to a previous lawsuit brought by the Versata entities, and tortious interference with an existing contract and prospective contractual relations.  On August 25, 2008, Versata Software and Versata Development filed an amended complaint against us, Autodata and Autodata Solutions, asserting additional claims that certain software and related services offered by the Company and its Autodata subsidiaries violate Versata Development’s U.S. Patent No. 5,825,651 entitled “Method and Apparatus for Maintaining and Configuring Systems,” Versata Development’s  U.S. Patent No. 6,675,294 entitled “Method and Apparatus for Maintaining and Configuring Systems,” and Versata Software’s  U.S. Patent No. 6,405,308 entitled “Method and Apparatus for Maintaining and Configuring Systems” and seeking declaratory judgment regarding the validity of the Versata entities’  revocation and termination of licenses included in the 2001 settlement agreement.  Versata Software and Versata Development seek unspecified damages, attorneys’ fees and costs and permanent injunctions against the Company, Autodata and Autodata Solutions.  Discovery is pending.  On September 8, 2010, Autodata Solutions filed suit against Versata Software and Versata Development in the Circuit Court of Oakland County, Michigan, asserting claims for unfair competition and misappropriation of Autodata Solution’s trade secrets, among other claims.

We believe the claims against us are without merit and intend to vigorously defend the lawsuits, but we cannot predict the outcome of these matters, and an adverse outcome could have a material impact on our business, financial condition, results of operations or cash flows.  Even if we are successful in defending the lawsuits or pursuing our counterclaims, we may incur substantial costs and diversion of management time and resources to defend the litigation and pursue our counterclaims. We are not able to estimate a probable loss or recovery, if any.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item IA, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 3, 2010.

The Failure to Complete the Merger Could Adversely Affect our Business

There is no assurance that our merger  with an affiliate of Hellman & Friedman will be completed. If the merger is not approved by our stockholders or if the merger is not completed for any other reason, we will remain a public company and our Class A common stock will continue to be listed and traded on The NASDAQ Global Select Market. While we expect that that management will operate our business in a manner similar to that in which it is being operated today, if the merger is not completed, we may suffer negative financial ramifications, including as a result of paying a termination fee of $23 million or reimbursement of the buyer’s out-of-pocket fees and expenses, up to a cap of $4 million, under certain circumstances. In the event we have to pay any such amount, the amount of any termination fee we would have to pay (if any) would be reduced by the amount of any reimbursement of fees and expenses.  In addition, the current market price of our Class A common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our Class A common stock. Also, there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of their time and resources.

While the Merger Agreement is in Effect, we are Subject to Restrictions on Our Business Activities

While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of an affiliate of Hellman & Friedman). These restrictions on our business activities could have a material adverse effect on our future results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities a nd Use of Proceeds.

 None

Item 3.  Default Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exh ibits.

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

SIGN ATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET BRANDS, INC.

Date: November 2, 2010	By:	/S/ ROBERT N. BRISCO
Robert N. Brisco
President, Chief Executive Officer, and Director Principal Executive Officer

Date: November 2, 2010	By:	/S/ SCOTT A. FRIEDMAN
Scott A. Friedman
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.
**  Furnished herewith.